Form 10QSB
period 1996-05-31
GAMOGEN INC
filed 1996-07-11
CIK 803034

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

                                QUARTERLY REPORT
    Pursuant to sections 13 or 15(d) of The Securities Exchange Act of 1934

                       FOR THE QUARTER ENDED MAY 31, 1996

                         Commission File Number 0-15382

                                 GAMOGEN, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               NEW YORK                                      13-3341562.
    -------------------------------                        --------------
    (State or other jurisdiction of                        (IRS Employer
     incorporation or organization)                      Identification No.)

                17 Industrial Place, Middletown, New York 10940
                -----------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (914) 343-2083
                                 --------------
              (Registrant's telephone number, including area code)

- -----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

At May 31, 1996 the registrant had outstanding 1,230,000 shares of Common Stock, $.01 par value.

PART I
- ------

Item 1.  Financial Statements
- -------  --------------------

Balance Sheets - May 31, 1996 and May 31, 1995 and February 29, 1996. Statements of Operations - For the three month periods ended May 31, 1996 and May 31, 1995.

Statements of Cash Flows - May 31, 1996 and May 31, 1995.

Item 2.  Management's Discussion and Analysis of Financial Condition and
- -------  ----------------------------------------------------------------
Results of Operations
- ---------------------

PART II
- -------

Item 1. Legal Proceedings
- ------- -----------------
None

Item 2. Changes In Securities
- ------- ---------------------
Extension of Warrants

Item 3. Defaults Upon Senior Securities
- ------- -------------------------------
None

Item 4. Submission of Matters to a Vote of Security Holders
- ------- ---------------------------------------------------
None

Item 5. Other Information
- ------- -----------------
None

Item 6. Exhibits and Reports on Form 8-K
- ------- --------------------------------
None

PART I, Item 1 - Financial Statements
- -------------------------------------

                          Gamogen, Inc. and Subsidiary
                          ----------------------------
                          Consolidated Balance Sheets
                          ---------------------------



                                                                      May 31, 1996     May 31, 1995      Feb 29, 1996
                                                                      ------------     ------------      ------------
Assets
Current Assets
Cash and Cash Equivalents                                              $   91,138       $   22,198        $      431
Accounts Receivable                                                        34,964           42,058            33,816
Inventory                                                                 180,611          127,888           176,480
Prepaid Expenses                                                           21,826           26,310             5,987
                                                                       -----------      -----------       -----------
Total Current Assets                                                      328,539          218,454           216,714
                                                                       -----------      -----------       -----------
Property, Equipment and Other Assets
Property and Equipment, Net                                                32,120           40,480            34,176
Other Assets, Net                                                         175,841          181,372           177,224
                                                                       -----------      -----------       -----------
Total Property, Equipment and Other Assets                                207,961          221,852           211,400
                                                                       -----------      -----------       -----------
Total Assets                                                           $  536,500       $  440,306        $  428,114
                                                                       ===========      ===========       ===========
Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable                                                       $    2,071       $    5,167        $    5,849
Accrued Expenses                                                           16,426            6,055             2,570
Other Liabilities - Due To Affiliate                                      148,462            8,982           108,170
                                                                       -----------      -----------       -----------
Total Current Liabilities                                                 166,959           20,204           116,589
                                                                       -----------      -----------       -----------
Stockholders' Equity
Common Stock, $.01 Par Value Authorized 4,000,000
Shares, Issued and Outstanding 1,230,000                                   12,300           12,300            12,300
Warrants Outstanding                                                           40               40                40
Additional Paid-In Capital                                              1,579,723        1,579,723         1,579,723
Accumulated (Deficit)                                                  (1,222,522)      (1,171,961)       (1,280,538)
                                                                       -----------      -----------       -----------
Total Stockholders' Equity                                                369,541          420,102           311,525
                                                                       -----------      -----------       -----------
Total Liabilities and Stockholders' Equity                             $  536,500       $  440,306        $  428,114
                                                                       ===========      ===========       ===========

                          Gamogen, Inc. and Subsidiary
                          ----------------------------
                    Consolidated Statements of Income (Loss)
                    ----------------------------------------
                           For the Three Months Ended
                           --------------------------

                                                       May 31,1996        May 31,1995
                                                       -----------        -----------

Sales                                                   $   85,567         $  108,681

Costs and Expenses:
Cost of Goods Sold                                          36,409             44,490
Selling, General and Administrative                         75,652             63,285
Depreciation and Amortization                                3,438              3,764
                                                        -----------        -----------
                                                           115,499            111,539
                                                        -----------        -----------
Net Income (Loss) From Operations                          (29,932)            (2,858)

Other Income (Expense):
Licensing Income                                            87,800                  0
Interest & Other Income                                        148                157
                                                        -----------        -----------
                                                            87,948                157
                                                        -----------        -----------
Net Income (Loss)                                       $   58,016         $   (2,701)
                                                        ===========        ===========
Net Income (Loss) Per Common Share                      $     0.05         $    (0.00)
                                                        ===========        ===========

                          Gamogen, Inc. and Subsidiary
                          ----------------------------
                            Statements of Cash Flow
                            -----------------------
                           For the Three Months Ended
                           --------------------------


                                                                                 May 31,1996        May 31,1995
                                                                                 -----------        -----------
Cash Flow From Operating Activities:
Income (Loss) from Operations                                                     $ (29,932)         $  (2,858)
Non-Operating Income                                                                 87,948                157
                                                                                  ----------         ----------
Net Income (Loss)                                                                    58,016             (2,701)

Adjustments To Reconcile Net Income (Loss) To
Cash Provided By (Used In) Operating Activities:
Depreciation and Amortization                                                         3,438              3,764
(Increase) Decrease In Prepaid Expenses                                             (15,838)           (20,299)
(Increase) Decrease in Accounts Receivable                                           (1,148)           (13,762)
(Increase) Decrease in Inventory                                                     (4,131)             7,252
(Increase) Decrease  in Other Assets                                                      0                  0
Increase (Decrease) in Accounts Payable                                              (3,778)             4,057
Increase (Decrease) in Accrued Expenses                                              13,856             (7,417)
Increase (Decrease) in Other Liabilities - Due To Affiliate                          40,292             (2,707)
                                                                                  ----------         ----------
Cash Provided By (Used In) Operating Activities                                      90,707            (31,813)

Cash and Cash Equivalents - Beginning of Year                                           431             54,011
                                                                                  ----------         ----------
Cash and Cash Equivalents - May 31                                                $  91,138          $  22,198
                                                                                  ==========         ==========

                          Gamogen, Inc. and Subsidiary
                          ----------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

              (Reference is made to Notes to Financial Statements
                   included in the Company's Annual Report)

(1) Management's Statement
    ----------------------

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condenses or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB.

Part I, Item 2
- --------------
                          Gamogen, Inc. and Subsidiary
                          ----------------------------

  Management's Discussion and Analysis of Financial Condition and Results of
        Operations for use with 10-QSB for Quarter Ended May 31, 1996.

Capital Resources and Liquidity
- -------------------------------
At May 31, 1996, the Company's cash and cash equivalents balance on a consolidated basis was $91,138 and net working capital was $161,580. The Company's cash and cash equivalents and net working capital balances at May 31, 1996 include proceeds of 19,512 shares of restricted common stock of Zonagen, Inc. ("Zonagen") valued at $87,800 (see below). The Company's cash and cash equivalents net working capital balances on a consolidated basis at May 31, 1995 were $22,198 and $198,250, respectively. The Company's net income for the quarter ended May 31, 1996 was $58,016, which included licensing income of $87,800 (see below). This compares to the Company's net loss for the quarter ended May 31, 1995 of $2,701. The Company did not have any licensing income in the quarter ended May 31, 1995.

On April 12, 1994 the Board of Directors of the Company approved and on April 14, 1994 the Company signed with Zonagen, a small US based biotechnology company, an agreement under which Zonagen acquired all rights of Gamogen to the Company's Oral Treatment for Male Impotence ("Impotence Agreement"). In exchange for the above rights the Company received from Zonagen $100,000 in cash and, subject to certain FDA approvals and Gamogen's agreement not to compete, future payments of $200,000 in restricted common stock of Zonagen, valued based on the closing price on the day due, and royalties on Zonagen's future sales of the Oral Treatment as follows payable in cash to Gamogen. Future product royalties payable to Gamogen under the Impotence Agreement are equal the following percentages of net sales of the Oral Treatment for Male
Impotence:

                 Aggregate Net Sales:                       % Royalty
                 First   $100,000,000                         6%
                 Second  $100,000,000                         5%
                 Third   $100,000,000                         4%
                 Excess Over $300,000,000                     3%

Under certain terms of the Impotence Agreement the above royalty percentages may be reduced by two percentage points for sales in countries where patent protection is unavailable or deemed ineffective. There can be no guarantee concerning the Oral Treatment that FDA approvals will be secured and if secured that Zonagen will be successful in marketing of the product.

In the year ended February 1995 the Company recorded Licensing Income from the Impotence Agreement of $47,107 ($100,000 in payments made by Zonagen consisting of $50,000 on April 12 and $50,000 on July 20, 1994, less related expenses of $52,893. As disclosed in Gamogen's Form 10KSB Annual Report dated February 29, 1996, on May 28, 1996 a stock payment was received by Gamogen in the form of 19,512 restricted common stock shares of Zonagen in accordance with the terms of the Impotence Agreement. The number of shares was computed by dividing $200,000 by the NASDAQ closing price on April 12, 1996 of $10.25 per share. Gamogen will record the receipt of these shares in the fiscal quarter ended May 31, 1996. In accordance with the terms of the Impotence Agreement, the 19,512 shares are restricted and bear the appropriate legend. Considering the generally limited market for restricted shares, the Rule 144 holding period of a minimum of two years, and the historical variance in the market prices for Zonagen stock, Gamogen initially valued these shares at 50% of the stock price on April 12, 1996 or $100,000. Gamogen valued these shares understanding that the future valuation of these shares may be changed to reflect the length of the holding period, changes in the current market price of Zonagen common stock, or other factors which in the opinion of management may affect the value of these securities. On June 10, 1996 Gamogen received an offer of $4.50 per share, a total of $87,800, on the 19,512 restricted shares from a small group of private investors. This price was approximately 50% of the then NASDAQ market price for Zonagen, Inc. common stock. On June 20, 1996 Gamogen sold the 19,512 restricted shares to the same group of private investors for $87,800. As a result of these transactions the Company recorded Licensing Income from the Impotence Agreement of $87,800 in the quarter ended May 31, 1996 and on its balance sheet the receipt of $87,800 in cash and cash equivalents as of May 31, 1996.

On June 24, 1996 Zonagen issued a press release concerning its work on FDA and patent approvals on its Vasomax product (the Oral Treatment) stating the following:

        "The Woodlands, Texas, June 24, 1996 - Zonagen, Inc. (NASDAQ: ZONA; Pacific ZNG) announced today that it has received notification from the United States Patent and Trademark Office that the patent covering the use of VASOMAX(TM) as a treatment for erectile dysfunction (impotency) has been allowed. The second, more recent application, is still pending.

        Zonagen also announced that it has submitted the IND for VASOMAX(TM) to the FDA as the first step in its US Phase III development program. VASOMAX(TM) is currently in a pivotal Phase III trial in Mexico scheduled to be completed in 1996. The Company has selected Pharmaco-LSR and Affiliated Research Centers (ARC) for its US clinical development team and clinical sites. Dr. Irwin Goldstein of Boston University Medical Center, a renowned researcher in the field of impotency therapy, has been appointed as Scientific Advisor for the VASOMAX(TM) program and Dr. David Ferguson, Senior Vice President, Affiliated Research Centers, will act as special consultant during the Phase III trials.

        `The approval of our US VASOMAX(TM) patent, the VASOMAX(TM) IND submission and the selection of our Phase III development team are crucial events in our commercialization strategy," declared Joseph S. Podolski, President and CEO, Zonagen, Inc. "Zonagen and its clinical partners have developed a very aggressive timeline for our US clinical trials. We believe that we will be able to submit our VASOMAX(TM) NDA to the FDA in June of 1997.'

        Zonagen's strategy is to provide a complete line of products and services for the management of reproductive health."

Based on the above press release by Zonagen, Gamogen does not anticipate royalty payments under the Impotence Agreement from Zonagen within the next 12 months, with the exception of possible royalty payments by Zonagen resulting from the sale of the Oral Treatment in Mexico. There can be no guarantee concerning the Oral Treatment that approvals by the US FDA or approvals in other countries will be secured and if secured that Zonagen will be successful in marketing of the product.

The Company derived a significant portion of its funds for continuing operation as a result of loan advances from an affiliate. As of May 31, 1996 total outstanding net loan advances from the affiliate are $148,462 and are included in Other Current Liabilities. As of February 29, 1996 outstanding net loan advances from the affiliate totaled $108,170. Under terms of an agreement with its affiliate to extend repayment terms on the February 1996 advance balance, $108,170 of the current net loan advance is due on March 1, 1997. Under terms of the extension Gamogen will pay its affiliate an additional $9,735 in interest on this portion of the advance on March 1, 1997. If Gamogen pays the $108,170 portion of the advance in whole or in part earlier than March 1, 1997 then the interest amount will be prorated accordingly at an APR of 9%. For the three months ended May 31, 1996, additional net loan advances from the affiliate were $40,292, which is due on July 15, 1996. Due in part to the receipt of $87,800 on June 20, 1996 from the sale of Zonagen restricted common stock (see above), Gamogen anticipates paying on July 15, 1996 the net loan advances from the affiliate of $40,292. Gamogen's cash flow from operations is expected to be sufficient to enable it to meet its total net cash requirements through February 1997, however, the Company anticipates that it will continue to rely on loan advances from an affiliate to fund periodic cash shortfalls due to payments required by its vendors under standard trade terms. There can be no guarantee however that these loan advances from the Company's affiliate will continue to be made nor that extensions beyond March 1, 1997 for full payment of the net loan advance amount of $108,170 due on March 1, 1997 will be made.

In an effort to improve its cash flows from operations, the Company has curtailed research and development in favor of efforts to improve sales of current products and reduce expenses. There can be no guarantee that obligations beyond February 1997 can be met from current projected cash flow. As previously reported, the Company, in consideration of the above items, is investigating other options to improve its projected cash flow and liquidity. Under investigation are the issuance of additional common stock and the sale of the Company's Gyneco subsidiary.

Results of Operations
- ---------------------
The Company's sales for the quarter ended May 31, 1996 were $85,567. This represents a decrease of $23,114 or 21% versus the quarter ended May 31, 1995. The Company's loss from operations was $29,932 in the quarter ended May 31, 1996. This compares to a loss from operations of $2,858 for the same quarter of the previous fiscal year. The Company's loss from operations in the quarter ended May 31, 1996 includes Gyneco's loss from operations, due to lower sales, of $17,192. In the quarter ended May 31, 1995 the loss from operations included income from operations by Gyneco of $8,195.

The Company's net income for the quarter ended May 31, 1996 was $58,016. This compares to the Company's net loss for the quarter ended May 31, 1995 of $2,701. The Company's net income for the quarter ended May 31, 1996 resulted primarily from Licensing Income from the Impotence Agreement of $87,800. The Licensing Income of $87,800 resulted from the receipt on May 28, 1996 and subsequent sale of 19,512 restricted shares of Zonagen for $87,800 (see Capital Resources and Liquidity section above). The Company's net loss for the quarter ended May 31, 1995 resulted primarily from the Company's loss from operations. Net income per share of common stock was $0.05 in the current fiscal quarter versus a loss per share of $0.00 in the quarter ended May 31, 1995.

Selling, general and administrative expenses were $75,652 in the current fiscal quarter compared to $63,285 in the same quarter of the prior fiscal year. Selling, general and administrative expenses increased due to spending by the Company's subsidiary, Gyneco, Inc., directed towards increasing sales of its products and general wage increases at both Companies. Depreciation and amortization was $3,438 in the quarter ended May 31, 1996 versus $3,764 in the same quarter of the prior fiscal year.


Part II,  Item 2 - Change in Securities
- ----------------   --------------------
By resolution of the Board of Directors dated May 31, 1996, Gamogen, Inc., has extended the warrants due to expire on June 3, 1996 for a period of 12 months. The new expiration date is June 3, 1997.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the following persons, thereunto duly authorized.

GAMOGEN, INC.




/s/ Andrew I. Sealfon
- ------------------------------------                  July  2, 1996
Andrew I. Sealfon
President, Treasurer, Chairman of the Board,
Director, and Chief Executive Officer


/s/ Jesse A. Garringer
- ------------------------------------                  July  2, 1996
Jesse A. Garringer
Executive Vice-President, Secretary,
Director, and Chief Financial Officer