Form 10QSB
period 1996-08-31
GAMOGEN INC
filed 1996-10-08
CIK 803034

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

                               QUARTERLY REPORT
    Pursuant to sections 13 or 15(d) of The Securities Exchange Act of 1934

                     FOR THE QUARTER ENDED AUGUST 31, 1996

                        Commission File Number 0-15382

                                 GAMOGEN, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            NEW YORK                                 13-3341562.
 -------------------------------                 -------------------
 (State or other jurisdiction of                    (IRS Employer
  incorporation or organization)                 Identification No.)

                17 Industrial Place, Middletown, New York 10940
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                (914) 343-2083
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


 ----------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No __

At August 31, 1996 the registrant had outstanding 1,230,000 shares of Common Stock, $.01 par value.

PART I

Item 1.  Financial Statements

Balance Sheets - August  31, 1996 and August  31, 1995 and February 29, 1996.

Statements of Operations - For the three and six months periods ended August 31, 1996 and August 31, 1995.

Statements of Cash Flows - August  31, 1996 and August  31, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II


Item 1. Legal Proceedings

None


Item 2. Changes In Securities

None


Item 3. Defaults Upon Senior Securities

None


Item 4. Submission of Matters to a Vote of Security Holders

None


Item 5. Other Information

None


Item 6. Exhibits and Reports on Form 8-K

None

PART I, Item 1 - Financial Statements

                         Gamogen, Inc. and Subsidiary
                          Consolidated Balance Sheets


                                                                          Aug 31, 1996         Aug 31, 1995         Feb 29, 1996
                                                                          ------------         ------------        -------------
Assets
Current Assets
Cash and Cash Equivalents                                                      $61,974            $  10,847             $    431
Accounts Receivable                                                             26,446               41,885               33,816
Inventory                                                                      184,842              134,439              176,480
Prepaid Expenses                                                                18,382               24,320                5,987
                                                                          ------------              -------              -------
Total Current Assets                                                           291,644              211,491              216,714
                                                                          ============              =======              =======

Property, Equipment and Other Assets
Property and Equipment, Net                                                     30,065               38,287               34,176
Other Assets, Net                                                              174,459              179,989              177,224
                                                                          ------------          -----------        -------------
Total Property, Equipment and Other Assets                                     204,524              218,276              211,400
                                                                          ------------          -----------        -------------
Total Assets                                                              $    496,168          $   429,767        $     428,114
============                                                              ============          ===========        =============

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable                                                          $      8,901        $       6,134        $       5,849
Accrued Expenses                                                                 8,313                7,390                2,570
Other Liabilities - Due To Affiliate                                           151,960               20,630              108,170
                                                                          ------------        -------------        -------------
Total Current Liabilities                                                      169,174               34,154              116,589
                                                                          ============        =============        =============

Stockholders' Equity
Common Stock, $.01 Par Value Authorized 4,000,000 Shares, Issued
and Outstanding 1,230,000                                                       12,300               12,300               12,300
Warrants Outstanding                                                                40                   40                   40
Additional Paid-In Capital                                                   1,579,723            1,579,723            1,579,723
Accumulated (Deficit)                                                       (1,265,069)          (1,196,450)          (1,280,538)
                                                                           -----------          -----------          -----------
Total Stockholders' Equity                                                     326,994              395,613              311,525
                                                                           -----------          -----------          -----------

Total Liabilities and Stockholders' Equity                                 $   496,168          $   429,767              428,114
                                                                           ===========          ===========          ===========

                         Gamogen, Inc. and Subsidiary
                   Consolidated Statements of Income (Loss)


                                                    For The Three Months Ended                For The Six Months Ended
                                                 Aug 31, 1996          Aug 31, 1995       Aug 31, 1996        Aug 31, 1995
                                                 ------------          ------------       ------------        ------------
Sales                                             $  85,225             $ 104,946          $ 170,792           $ 213,627

Costs and Expenses:
Cost of Goods Sold                                   39,767                40,832             76,176              85,322
Selling, General and Administrative                  85,084                85,157            160,736             148,442
Depreciation and Amortization                         3,438                 3,576              6,876               7,340
                                                 ----------              --------          ---------             -------
                                                    128,289               129,565            243,788             241,104
                                                 ----------              --------          ---------             -------

Net Income (Loss) From Operations                  (43,064)              (24,619)           (72,996)            (27,477)

Other Income (Expense):
Licensing Income                                          0                     0             87,800                   0
Interest & Other Income                                 517                   130                665                 287
                                                 ----------              --------          ---------            --------
                                                        517                   130             88,465                 287
                                                 ----------              --------          ---------            --------

Net Income (Loss)                                $  (42,547)            $ (24,489)         $  15,469           $ (27,190)
=================                                ==========            ==========          =========          ==========

Net Income (Loss) Per Common Share               $    (0.03)          $     (0.02)        $      0.01        $     (0.02)
==================================               ==========          ============        ===========        ============


                         Gamogen, Inc. and Subsidiary
                            Statements of Cash Flow
                           For The Six Months Ended

                                                                     August 31, 1996         August 31, 1995
                                                                     ---------------         ---------------
Cash Flow From Operating Activities:
Income (Loss) from Operations                                            $  (72,996)            $   (27,477)
Non-Operating Income                                                         88,465                     287
                                                                         ----------             -----------
Net Income (Loss)                                                            15,469                 (27,190)


Adjustments To Reconcile Net Income (Loss) To Cash Provided By (Used In)
Operating Activities:
Depreciation and Amortization                                                  6,876                   7,340
(Increase) Decrease In Prepaid Expenses                                      (12,395)                (18,309)
(Increase) Decrease in Accounts Receivable                                     7,370                 (13,589)
(Increase) Decrease in Inventory                                              (8,362)                    701
(Increase) Decrease  in Other Assets                                               0                       0
Increase (Decrease) in Accounts Payable                                        3,052                   5,024
Increase (Decrease) in Accrued Expenses                                        5,743                  (6,082)
Increase (Decrease) in Other Liabilities - Due To Affiliate                   43,790                   8,941
                                                                             -------               ---------
Cash Provided By (Used In) Operating Activities                               61,543                (43,164)

Cash and Cash Equivalents - Beginning of Year                                    431                  54,011
                                                                             -------               ---------

Cash and Cash Equivalents - End of Period                                    $61,974               $  10,847
=========================================                                    =======               =========

                         Gamogen, Inc. and Subsidiary
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Part I, Item 2

                         Gamogen, Inc. and Subsidiary
               Management's Discussion and Analysis of Financial
                    Condition and Results of Operations for
                       use with 10-QSB for Quarter Ended
                               August 31, 1996.

Capital Resources and Liquidity

At August 31, 1996, the Company's cash and cash equivalents balance on a consolidated basis was $61,974 and net working capital was $122,470. The Company's cash and cash equivalents net working capital balances on a consolidated basis at August 31, 1995 were $10,847 and $177,337, respectively. The Company's net loss for the quarter ended August 31, 1996 was $42,547. This compares to the Company's net loss for the quarter ended August 31, 1995 of $24,489. The Company's net income for the six months ended August 31, 1996 was $15,469, which included licensing income of $87,800 (see below). This compares to the Company's net loss for the same period ended August 31, 1995 of $27,190. The Company did not have any licensing income in the period ended August 31, 1995.


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

In the year ended February 1995 the Company recorded Licensing Income from the Impotence Agreement of $47,107 ($100,000 in payments made by Zonagen less related expenses of $52,893). As disclosed in Gamogen's Form 10KSB Annual Report dated February 29, 1996, on May 28, 1996 a stock payment was received by Gamogen in the form of 19,512 restricted common stock shares of Zonagen in accordance with the terms of the Impotence Agreement. The number of shares was computed by dividing $200,000 by the NASDAQ closing price on April 12, 1996 of $10.25 per share. In accordance with the terms of the Impotence Agreement, the 19,512 shares are restricted and bear the appropriate legend. Considering the generally limited market for restricted shares, the Rule 144 holding period of a minimum of two years, and the historical variance in the market prices for Zonagen stock, Gamogen initially valued these shares at 50% of the stock price on April 12, 1996 or $100,000. Gamogen valued these shares understanding that the future valuation of these shares may be changed to reflect the length of the holding period, changes in the current market price of Zonagen common stock, or other factors which in the opinion of management may affect the value of these securities. On June 10, 1996 Gamogen received an offer of $4.50 per share, a total of $87,800, on the 19,512 restricted shares from a small group of private investors. This price was approximately 50% of the then NASDAQ market price for Zonagen, Inc. common stock. On June 20, 1996 Gamogen sold the 19,512 restricted shares to the same group of private investors for $87,800. As a result of these transactions the Company recorded Licensing Income from the Impotence Agreement of $87,800 in the quarter ended May 31, 1996.

On June 24, August 2 and September 30 1996 Zonagen issued press releases concerning FDA and US patent approvals on its Vasomax product (the Oral Treatment) which included the following:

        "The Woodlands, Texas, June 24, 1996 - Zonagen, Inc. (NASDAQ: ZONA; Pacific ZNG) announced today that it has received notification from the United States Patent and Trademark Office that the patent covering the use of VASOMAX(TM) as a treatment for erectile dysfunction (impotency) has been allowed. The second, more recent application, is still pending.

        Zonagen also announced that it has submitted the IND for VASOMAX(TM) to the FDA as the first step in its US Phase III development program. VASOMAX(TM) is currently in a pivotal Phase III trial in Mexico scheduled to be completed in 1996. The Company has selected Pharmaco-LSR and Affiliated Research Centers (ARC) for its US clinical development team and clinical sites. Dr. Irwin Goldstein of Boston University Medical Center, a renowned researcher in the field of impotency therapy, has been appointed as Scientific Advisor for the VASOMAX(TM) program and Dr. David Ferguson, Senior Vice President, Affiliated Research Centers, will act as special consultant during the Phase III trials."

        "The Woodlands, Texas, August 2, 1996 - Zonagen, Inc. (NASDAQ: ZONA; Pacific ZNG) today has announced it has begun its U.S. pivotal clinical trials of VASOMAX (TM), the Company's "on-demand" oral therapeutic for male impotency. Based in part by what it considers to be encouraging early data from its Mexican study, the Company has decided to accelerate its U.S. clinical program. VASOMAX (TM) will be administered to patients this week in the U.S. and the Company expects to begin pivotal studies by late August. The Company plans to complete the Phase III portion of the trials by the first quarter of 1997 and submit an NDA to the FDA by June of 1997.

        Joseph S. Podolski, President and CEO said, `The continued clinical success of VASOMAX(TM) confirms our belief that it may provide a cost-effective, user-friendly therapy for approximately 40-50% of all impotent men. Particular attention has been placed on both side effect profiles and the ability to restore sufficient erectile function to achieve organism on every sexual attempt. The interim analysis of the Mexican data shows the drug to be well tolerated, with no incidence of hypotension or fainting. Furthermore, the number of men who were able to achieve orgasm using VASOMAX(TM) was consistent with earlier pre-clinical and clinical human studies.'

        The Company's Board of Directors made a decision on July 31, 1996 to accelerate the clinical development of VASOMAX(TM). As a result of this accelerated U.S. clinical plan, the Company will require additional funds in the beginning of the fourth quarter of 1996."

        "The Woodlands, Texas, September 30, 1996 - ZONAGEN, INC. (Nasdaq:
        ZONA) announced today that it completed an initial closing of a private placement in which the Company sold 1.14 million shares of newly-authorized Series B Convertible Preferred Stock at a price of $10.00 per share representing gross proceeds of $11.4 million. Each share of the Company's Series B Convertible Preferred Stock is initially convertible into approximately 1.51 shares of Common Stock. The conversion price is subject to adjustment in certain circumstances."

Based on the above press releases by Zonagen, Gamogen does not anticipate royalty payments under the Impotence Agreement from Zonagen within the next 12 months, with the exception of possible royalty payments by Zonagen resulting from the sale of the Oral Treatment in Mexico. There can be no guarantee concerning the Oral Treatment that approvals by the US FDA or approvals in other countries will be secured and if secured that Zonagen will be successful in marketing of the product.

The Company derived a significant portion of its funds for continuing operation as a result of loan advances from an affiliate. As of August 31, 1996 total outstanding net loan advances from the affiliate are $151,960 and are included in Other Current Liabilities. As of February 29, 1996 outstanding net loan advances from the affiliate totaled $108,170. Under terms of an agreement with its affiliate to extend repayment terms on the February 1996 advance balance, $108,170 of the current net loan advance is due on March 1, 1997. Under terms of the extension Gamogen will pay its affiliate an additional $9,735 in interest on this portion of the advance on March 1, 1997. If Gamogen pays the $108,170 portion of the advance in whole or in part earlier than March 1, 1997 then the interest amount will be prorated accordingly at an APR of 9%. For the three months ended August 31, 1996, additional net loan advances from the affiliate were $43,790, which is due on October 15, 1996. Due in part to the receipt of $87,800 on June 20, 1996 from the sale of Zonagen restricted common stock (see above), Gamogen anticipates paying on October 15, 1996 the net loan advances from the affiliate of $43,790. Gamogen's cash flow from operations is expected to be sufficient to enable it to meet its total net cash requirements through February 1997, however, the Company anticipates that it will continue to rely on loan advances from an affiliate to fund periodic cash shortfalls due to payments required by its vendors under standard trade terms. There can be no guarantee however that these loan advances from the Company's affiliate will continue to be made nor that extensions beyond March 1, 1997 for full payment of the net loan advance amount of $108,170 due on March 1, 1997 will be made.

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

Results of Operations

Results For Three Months Ended August 31, 1996 As Compared With Three Months Ended August 31, 1995:

The Company's sales for the quarter ended August 31, 1996 were $85,225. This represents a decrease of $19,721 or 19% versus the quarter ended August 31, 1995. The Company's loss from operations was $43,064 in the quarter ended August 31, 1996. This compares to a loss from operations of $24,619 for the same quarter of the previous fiscal year. The Company's loss from operations in the quarter ended August 31, 1996 includes Gyneco's loss from operations, due to lower sales, of $30,023. In the quarter ended August 31, 1995 the loss from operations included income from operations by Gyneco of $11,677. For the quarter ended August 31, 1996 as compared to the quarter ended August 31, 1995, Gyneco's loss from operations increased due primarily to lower sales and increased production labor costs.

The Company's net loss for the quarter ended August 31, 1996 was $42,547. This compares to the Company's net loss for the quarter ended August 31, 1995 of $24,489. The Company's net loss for the quarters ended August 31, 1996 and August 31, 1995 result primarily from the Company's losses from operations. The Company's net loss per share of common stock was $0.03 in the current fiscal quarter versus a loss per share of $0.02 in the quarter ended August 31, 1995.

Selling, general and administrative expenses were $85,084 in the current fiscal quarter compared to $85,157 in the same quarter of the prior fiscal year. Depreciation and amortization was $3,438 in the quarter ended August 31, 1996 versus $3,576 in the same quarter of the prior fiscal year.

Results For Six Months Ended August 31, 1996 As Compared With Six Months Ended August 31, 1995:

The Company's sales for the six months ended August 31, 1996 were $170,792. This represents a decrease of $42,835 or 20% versus the six months ended August 31, 1995. The Company's loss from operations was $72,996 in the six months ended August 31, 1996. This compares to a loss from operations of $27,477 for the same six months of the previous fiscal year. The Company's loss from operations in the six months ended August 31, 1996 includes Gyneco's loss from operations, due to lower sales, of $47,215. In the six months ended August 31, 1995 the loss from operations included income from operations by Gyneco of $3,482. For the six month period ended August 31, 1996 as compared to the same period ended August 31, 1995, Gyneco's loss from operations increased due primarily to lower sales, increased production labor costs, and increased marketing and interest expense.

The Company's net income for the six months ended August 31, 1996 was $15,469. This compares to the Company's net loss for the six months ended August 31, 1995 of $27,190. The Company's net income for the six months ended August 31, 1996 resulted primarily from Licensing Income from the Impotence Agreement of $87,800. The Licensing Income of $87,800 resulted from the sale in June 1996 of 19,512 restricted shares of Zonagen for $87,800 (see Capital Resources and Liquidity section above). The Company's net loss for the six months ended August 31, 1995 resulted primarily from the Company's loss from operations. Net income per share of common stock was $0.01 in the current fiscal six months versus a loss per share of $0.02 in the six months ended August 31, 1995.

Selling, general and administrative expenses were $160,736 in the six months ended August 31, 1996 and were $148,442 in the same period of the prior fiscal year. Selling, general and administrative expense increased due to spending by the Company's subsidiary, Gyneco, Inc., directed primarily towards increasing sales of its products, and increased interest expense at Gyneco, Inc. Depreciation and amortization was $6,876 in the six months ended August 31, 1996 versus $7,340 in the same six months of the prior fiscal year.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the following persons, thereunto duly authorized.

GAMOGEN, INC.





/s/ Andrew I. Sealfon                                   October  1, 1996
------------------------
Andrew I. Sealfon
President, Treasurer, Chairman of the Board,
Director, and Chief Executive Officer



/s/ Jesse A. Garringer                                  October  1, 1996
------------------------
Jesse A. Garringer
Executive Vice-President, Secretary,
Director, and Chief Financial Officer