Form 10QSB
period 1996-11-30
GAMOGEN INC
filed 1997-01-14
CIK 803034

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

                               QUARTERLY REPORT
    Pursuant to sections 13 or 15(d) of The Securities Exchange Act of 1934

                    FOR THE QUARTER ENDED NOVEMBER 30, 1996

                        Commission File Number 0-15382

                                 GAMOGEN, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              NEW YORK                              13-3341562.
              --------                              -----------
    (State or other jurisdiction of                (IRS Employer
     incorporation or organization)              Identification No.)

                     24 Carpenter Road, Chester, NY, 10918
              --------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                (914) 469-2042
              --------------------------------------------------
             (Registrant's telephone number, including area code)

                  17 Industrial Place, Middletown, NY, 10940
         --------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X No __

At November 30, 1996 the registrant had outstanding 1,230,000 shares of Common Stock, $.01 par value.

PART I
------

ITEM 1.  FINANCIAL STATEMENTS

Balance Sheets - November 30, 1996 and November 30, 1995 and February 29, 1996. Statements of Operations - For the three and nine months periods ended November 30, 1996 and November 30, 1995. Statements of Cash Flows - November 30, 1996 and November 30, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II
-------

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None

PART I, ITEM 1 - FINANCIAL STATEMENTS
                                          GAMOGEN, INC. AND SUBSIDIARY
                                           CONSOLIDATED BALANCE SHEETS


                                                       NOV 30, 1996         NOV 30, 1995         FEB 29, 1996
                                                       ------------         ------------         ------------
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents                               $    12,747         $      8,670          $       431
Accounts Receivable                                          36,424               33,241               33,816
Inventory                                                   173,766              157,036              176,480
Prepaid Expenses                                             11,563               13,487                5,987
                                                        -----------         ------------          -----------
Total Current Assets                                        234,500              212,434              216,714
                                                        -----------         ------------          -----------

PROPERTY, EQUIPMENT AND OTHER ASSETS
Property and Equipment, Net                                  28,009               36,232               34,176
Other Assets, Net                                           173,076              178,606              177,224
                                                        -----------         ------------          -----------
Total Property, Equipment and Other Assets                  201,085              214,838              211,400
                                                        -----------         ------------          -----------

TOTAL ASSETS                                            $   435,585         $    427,272          $   428,114
                                                        ===========         ============          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable                                        $     3,669         $      4,708          $     5,849
Accrued Expenses                                              8,635               20,499                2,570
Other Liabilities - Due To Affiliate                        118,729               43,611              108,170
                                                        -----------         ------------          -----------
Total Current Liabilities                                   131,033               68,818              116,589
                                                        -----------         ------------          -----------

STOCKHOLDERS' EQUITY
Common Stock, $.01 Par Value Authorized
 4,000,000 Shares, Issued
 and Outstanding 1,230,000                                   12,300               12,300               12,300
Warrants Outstanding                                             40                   40                   40
Additional Paid-In Capital                                1,579,723            1,579,723            1,579,723
Accumulated (Deficit)                                    (1,287,511)          (1,233,609)          (1,280,538)
                                                        -----------         ------------          -----------
Total Stockholders' Equity                                  304,552              358,454              311,525
                                                        -----------         ------------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $   435,585         $    427,272          $   428,114
                                                        ===========         ============          ===========

                                          GAMOGEN, INC. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)


                                                   FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS ENDED
                                                -------------------------------       -------------------------------
                                                NOV 30,1996         NOV 30,1995       NOV 30,1996         NOV 30,1995
                                                -----------         -----------       -----------         -----------
Sales                                             $102,746           $ 99,200          $273,538             $312,827

COSTS AND EXPENSES:
Cost of Goods Sold                                  41,552              36,314           117,728             121,636
Selling, General and Administrative                 80,556              96,714           241,292             245,156
Depreciation and Amortization                        3,439               3,438            10,315              10,778
                                                  --------           ---------         ---------            --------
                                                   125,547             136,466           369,335             377,570
                                                  --------           ---------         ---------            --------
Net Income (Loss) From Operations                  (22,801)            (37,266)          (95,797)            (64,743)

OTHER INCOME (EXPENSE):
Licensing Income                                         0                   0            87,800                   0
Interest & Other Income                                359                 107             1,024                 394
                                                  --------           ---------         ---------            --------
                                                       359                 107            88,824                 394
                                                  --------           ---------         ---------            --------
NET INCOME (LOSS)                                 $(22,442)          $ (37,159)        $  (6,973)           $(64,349)
                                                  ========           =========         =========            ========

NET INCOME (LOSS) PER COMMON SHARE                $  (0.02)          $   (0.03)        $   (0.01)           $  (0.05)
                                                  ========           =========         =========            ========

                                          GAMOGEN, INC. AND SUBSIDIARY
                                             STATEMENTS OF CASH FLOW
                                            FOR THE NINE MONTHS ENDED


                                                                        NOV 30, 1996            NOV 30, 1995
                                                                        ------------            ------------
CASH FLOW FROM OPERATING ACTIVITIES:
Income (Loss) from Operations                                            $  (95,797)             $  (64,743)
Non-Operating Income                                                         88,824                     394
                                                                         ----------              ----------
Net Income (Loss)                                                            (6,973)                (64,349)

Adjustments To Reconcile Net Income (Loss) To Cash Provided By (Used In)
Operating Activities:
Depreciation and Amortization                                                10,315                  10,778
(Increase) Decrease In Prepaid Expenses                                      (5,576)                 (7,476)
(Increase) Decrease in Accounts Receivable                                   (2,608)                 (4,945)
(Increase) Decrease in Inventory                                              2,714                 (21,896)
(Increase) Decrease  in Other Assets                                              0                       0
Increase (Decrease) in Accounts Payable                                      (2,180)                  3,598
Increase (Decrease) in Accrued Expenses                                       6,065                   7,027
Increase (Decrease) in Other Liabilities - Due To Affiliate                  10,559                  31,922
                                                                         ----------              ----------
Cash Provided By (Used In) Operating Activities                              12,316                 (45,341)
                                                                         ----------              ----------

Cash and Cash Equivalents - Beginning of Year                                   431                  54,011
                                                                         ----------              ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                $   12,747              $    8,670
                                                                         ==========              ==========

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

PART I, ITEM 2
--------------
                         GAMOGEN, INC. AND SUBSIDIARY
        Management's Discussion and Analysis of Financial Condition and
                 Results of Operations for use with 10-QSB for
                       Quarter Ended November 30, 1996.

CAPITAL RESOURCES AND LIQUIDITY

At November 30, 1996, the Company's cash and cash equivalents balance on a consolidated basis was $12,747 and net working capital was $103,467. The Company's cash and cash equivalents net working capital balances on a consolidated basis at November 30, 1995 were $8,670 and $143,616, respectively. The Company's net loss for the quarter ended November 30, 1996 was $22,442. This compares to the Company's net loss for the quarter ended November 30, 1995 of $37,159. The Company's net loss for the nine months ended November 30, 1996 was $6,973, which included licensing income of $87,800 (see below). This compares to the Company's net loss for the same period ended November 30, 1995 of $64,349. The Company did not have any licensing income in the nine month period ended November 30, 1995.


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

On June 24, August 2 and November 30 1996 Zonagen issued press releases concerning FDA and US patent approvals on its Vasomax product (the Oral Treatment) which included the following:

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

        "The Woodlands, Texas, November 30, 1996 - ZONAGEN, INC. (Nasdaq: ZONA) announced today that it completed an initial closing of a private placement in which the Company sold 1.14 million shares of newly-authorized Series B Convertible Preferred Stock at a price of $10.00 per share representing gross proceeds of $11.4 million. Each share of the Company's Series B Convertible Preferred Stock is initially convertible into approximately 1.51 shares of Common Stock. The conversion price is subject to adjustment in certain circumstances."

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

The Company derived a significant portion of its funds for continuing operation as a result of loan advances from an affiliate. As of November 30, 1996 total outstanding net loan advances from the affiliate are $118,729 and are included in Other Current Liabilities. As of February 29, 1996 outstanding net loan advances from the affiliate totaled $108,170. Under terms of an agreement with its affiliate to extend repayment terms on the February 1996 advance balance, $108,170 of the current net loan advance is due on March 1, 1997. Under terms of the extension Gamogen will pay its affiliate an additional $9,735 in interest on this portion of the advance on March 1, 1997. If Gamogen pays the $108,170 portion of the advance in whole or in part earlier than March 1, 1997 then the interest amount will be prorated accordingly at an APR of 9%. For the three months ended November 30, 1996, additional net loan advances from the affiliate were $10,559, which is due on January 15, 1997. Gamogen anticipates paying by January 15, 1997 the net loan advances from the affiliate of $10,559. Gamogen's cash flow from operations is expected to be sufficient to enable it to meet its total net cash requirements through February 1997, however, the Company anticipates that it will continue to rely on loan advances from an affiliate to fund periodic cash shortfalls due to payments required by its vendors under standard trade terms. There can be no guarantee however that these loan advances from the Company's affiliate will continue to be made nor that extensions beyond March 1, 1997 for full payment of the net loan advance amount of $108,170 due on March 1, 1997 will be made.

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

RESULTS OF OPERATIONS

RESULTS FOR THREE MONTHS ENDED NOVEMBER 30, 1996 AS COMPARED WITH THREE MONTHS ENDED NOVEMBER 30, 1995:

The Company's sales for the quarter ended November 30, 1996 were $102,746. This represents an increase of $3,546 or 4% versus the quarter ended November 30, 1995, due primarily to increased export sales. The Company's loss from operations was $22,801 in the quarter ended November 30, 1996. This compares to a loss from operations of $37,266 for the same quarter of the previous fiscal year. The Company's loss from operations in the quarter ended November 30, 1996 includes Gyneco's loss from operations of $9,835. In the quarter ended November 30, 1995 the loss from operations included income from operations by Gyneco of $24,671. For the quarter ended November 30, 1996 as compared to the quarter ended November 30, 1995, Gyneco's loss from operations decreased due primarily to decreased selling, general and administrative expenses and increased sales.

The Company's net loss for the quarter ended November 30, 1996 was $22,442. This compares to the Company's net loss for the quarter ended November 30, 1995 of $37,159. The Company's net loss for the quarters ended November 30, 1996 and November 30, 1995 result primarily from the Company's losses from operations. The Company's net loss per share of common stock was $0.02 in the current fiscal quarter versus a loss per share of $0.03 in the quarter ended
November 30, 1995.

Selling, general and administrative expenses were $80,556 in the current fiscal quarter compared to $96,714 in the same quarter of the prior fiscal year. Depreciation and amortization was $3,439 in the quarter ended November 30, 1996 versus $3,438 in the same quarter of the prior fiscal year.

RESULTS FOR NINE MONTHS ENDED NOVEMBER 30, 1996 AS COMPARED WITH NINE MONTHS ENDED NOVEMBER 30, 1995:

The Company's sales for the nine months ended November 30, 1996 were $273,538. This represents a decrease of $39,289 or 13% versus the nine months ended November 30, 1995. The Company's loss from operations was $95,797 in the nine months ended November 30, 1996. This compares to a loss from operations of $64,743 for the same nine month period of the previous fiscal year. The Company's loss from operations in the nine months ended November 30, 1996 includes Gyneco's loss from operations of $57,051. In the nine months ended November 30, 1995 the loss from operations included income from operations by Gyneco of $28,428. For the nine month period ended November 30, 1996 as compared to the same period ended November 30, 1995, Gyneco's loss from operations increased due primarily to lower sales, increased production labor costs, and increased interest expense.

The Company's net loss for the nine months ended November 30, 1996 was $6,973. This compares to the Company's net loss for the nine months ended November 30, 1995 of $64,349. The decrease in the Company's net loss for the nine months ended November 30, 1996 as compared to the net loss for same period ended November 30, 1995, resulted primarily from Licensing Income from the Impotence Agreement of $87,800. The Licensing Income of $87,800 resulted from the sale in June 1996 of 19,512 restricted shares of Zonagen for $87,800 (see Capital Resources and Liquidity section above). The Company's net loss per share of common stock was $0.01 in the current fiscal nine months versus a loss per share of $0.05 in the nine months ended November 30, 1995.

Selling, general and administrative expenses were $241,292 in the nine months ended November 30, 1996 and were $245,156 in the same period of the prior fiscal year. Depreciation and amortization was $10,315 in the nine months ended November 30, 1996 versus $10,778 in the same nine months of the prior fiscal year.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the following persons, thereunto duly authorized.

GAMOGEN, INC.




/s/ Andrew I. Sealfon
------------------------------------------                   January 8, 1997
Andrew I. Sealfon
President, Treasurer, Chairman of the Board,
Director, and Chief Executive Officer


/s/ Jesse A. Garringer
------------------------------------------                   January 8, 1997
Jesse A. Garringer
Executive Vice-President, Secretary,
Director, and Chief Financial Officer