Form 10KSB
period 1997-02-28
GAMOGEN INC
filed 1997-05-23
CIK 803034

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB
                                 ANNUAL REPORT
    Pursuant to sections 13 or 15(d) of The Securities Exchange Act of 1934

                  For the fiscal year ended February 28, 1997
                         Commission File Number 0-15382

                                 GAMOGEN, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            NEW YORK                               13-3341562
----------------------------------             -------------------
   (State or other jurisdiction                  (IRS Employer
 of incorporation or organization)             Identification No.)


                     24 Carpenter Road, Chester, NY, 10918
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (914) 469-2042
                                 --------------
              (Registrant's telephone number, including area code)

             Securities registered or to be registered pursuant to
                           Section l2(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes  X  No
                                      ---    ---

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this form 10-KSB. X
                                            ---

Issuer's revenues for its most recent fiscal year:  $343,675.

At February 28, 1997, the aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $15,400.

At February 28, 1997, the registrant had outstanding 1,230,000 shares of Common Stock, $.01 par value.

PART I
------
Item 1.  Business
-------  --------
History of the Company
----------------------
Gamogen, Inc. (the "Company") was incorporated under the laws of the State of New York, on March 17, 1986, by its parent company, Repro-Med Systems, Inc. ("Repro-Med") for the purpose of acquiring, developing and marketing three new medical products for use in the treatment of impotence. In September 1986, the Company acquired by assignment from Repro-Med, Dr. Adrian Zorgniotti, and Andrew Sealfon, all rights to an injectable drug combination treatment for male impotence and two related products: a drug intermixing delivery system and an implantable prosthesis for dispensing drugs at a purchase price of $300,000. The assignment of these three products included rights to all related technology and products. On December 17, 1986, the Company completed a public offering of 400,000 units consisting of one share of common stock and one warrant to purchase one-half share of common stock at an offering price of $5.25 per unit or an aggregate consideration of $2,100,000. The net proceeds to the Company, after deduction of discounts, commissions and other expenses of the offering were approximately $1,656,000.

On May 27, 1987, the Company acquired the rights to certain gynecological products which it assigned to its Gyneco, Inc. ("Gyneco") subsidiary which immediately commenced manufacturing and marketing a line of gynecological products. (See "Gynecological Products").

On July 10, 1993, the Company acquired the rights to an Oral Treatment for Male Impotence developed by Dr. Zorgniotti. On April 12, 1994 the Board of Directors of the Company approved and on April 14, 1994 the Company signed with Zonagen, a small US based biotechnology company, an agreement under which Zonagen acquired all rights of Gamogen to the Company's Oral Treatment for Male Impotence ("Impotence Agreement"). In exchange for the above rights the Company received from Zonagen $100,000 in cash and, subject to certain FDA approvals and Gamogen's agreement not to compete, future payments of $200,000 in restricted common stock of Zonagen, valued based on the closing price on the day due, and royalties on Zonagen's future sales of the Oral Treatment as follows payable in cash to Gamogen. Future product royalties payable to Gamogen under the Impotence Agreement are equal the following percentages of net sales of the Oral Treatment for Male Impotence:


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

In the year ended February 1995 the Company recorded licensing income from the Impotence Agreement of $47,107 ($100,000 in payments made by Zonagen less related expenses of $52,893). In the year ended February 1996 no payments were received by Gamogen under the Impotence Agreement.

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

On January 24, 1997 the Board of Directors Gamogen approved and signed with Zonagen a conditional amendment to the Impotence Agreement granting Zonagen the right ("Option") to amend the Impotence Agreement eliminating the following:

1) Gamogen's rights to royalties on Zonagen's future sales of the Oral
Treatment;

2) Gamogen's rights to market the Oral Treatment in counties where Zonagen does not timely obtain regulatory approval for and commence marketing of the Oral Treatment.

The Option is conditioned on the payment to Gamogen of one of the following amounts ("Option Price") less any Maintenance Payments (see below) received by Gamogen pursuant to the conditional amendment:
(i) if the Option is exercised on or before January 24, 1998, $750,000;
(ii) if the Option is exercised after January 24, 1998 but on or before January 24, 1999, $1,000,000;
(iii) if the Option is exercised after January 24, 1999 but on or before July 24, 1999, $1,500,000;
(iv) if the Option is exercised after July 24, 1999 but before the expiration of the Option, $1,750, 000.

Under the conditional amendment Zonagen is granted the option for a period of three years ending January 24, 2000, however, Gamogen may terminate the Option prior to January 24, 2000 if Zonagen fails to make any of the following payments ("Maintenance Payments") in cash to Gamogen: $75,000 upon the execution of the conditional amendment and $75,000 on each July 24 and January 24 which occurs after the execution of the conditional amendment and before Zonagen's exercise of the Option, with the final payment due on July 24, 1999. On January 24, 1997 Gamogen received from Zonagen the initial Maintenance Payment of $75,000. As a result of the sale on June 20, 1996 of the 19,512 restricted Zonagen shares for $87,800 and receipt of the initial maintenance payment of $75,000 on January 24, 1997 Gamogen recorded licensing income of $162,800 for the year ended February 1997.

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

     Joseph S. Podolski, President and CEO said, `The continued clinical success of VASOMAX(TM) confirms our belief that it may provide a cost-effective, user-friendly therapy for approximately 40-50% of all impotent men. Particular attention has been placed on both side effect profiles and the ability to restore sufficient erectile function to achieve orgasm on every sexual attempt. The interim analysis of the Mexican data shows the drug to be well tolerated, with no incidence of hypotension or fainting. Furthermore, the number of men who were able to achieve orgasm using VASOMAX(TM) was consistent with earlier pre-clinical and clinical human studies.'

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

As of May 19, 1997 Zonagen had not received approval by the US FDA or approvals in other countries for the marketing of Vasomax (the Oral Treatment). There can be no guarantee concerning the Oral Treatment that approvals by the US FDA or approvals in other countries will be secured and if secured that Zonagen will be successful in marketing of the product. As of May 19, 1997 Gamogen has not received any royalty payments under the Impotence Agreement. Based on the above press releases by Zonagen, Gamogen does not anticipate royalty payments under the Impotence Agreement from Zonagen within the next 12 months, with the exception, subject to the Option, of possible royalty payments by Zonagen resulting from the sale of the Oral Treatment in Mexico. Although there can be no guarantee concerning Maintenance Payments under the Option, Gamogen does anticipate Maintenance Payments from Zonagen of $150,000 within the next 12 months.

Repro-Med, the controlling shareholder of the Company, owns 58.3% of the Company's Common Stock. Repro-Med, a public corporation, was organized in 1980 and is currently manufacturing and marketing medical devices for the treatment of male infertility, male impotence, emergency airway management, and intravenous infusion. Repro-Med's President and Chairman and controlling shareholder is Andrew I. Sealfon. Mr. Sealfon also serves as Chairman of the Board and President of the Company.

Company Products
----------------

Gynecological Products
----------------------
On May 27, 1987, the Company acquired the gynecological products of Lukens Corporation-New Jersey for a cash purchase price of $550,000. The acquisition included the proprietary rights to several gynecological products including the Masterson Endometrial Biopsy System, the Gyneco Thermal Cautery System for tubal ligation and certain manufacturing equipment and inventory related to these products. The Company transferred the assets acquired to its wholly-owned subsidiary, Gyneco, Inc.

The Masterson Endometrial Biopsy System is a device for performing in-office biopsy sampling procedures. The Masterson Endometrial Biopsy System can provide essential tissue samples for diagnosis of infertility, menstrual disorders, bleeding, hormonal therapy, and screening for abnormal cytology. The system is composed of a non-electric vacuum pump which is easily operated with one hand and sterile individual procedure trays containing a sized metal curette, fixative cup, cap and label.

The Gyneco Thermal Cautery System was designed to provide a safe, reliable and effective method for female sterilization. The Gyneco Thermal Cautery Unit provides low voltage coagulation via a rechargeable battery. In using the Gyneco Thermal Cautery System, the fallopian tube is retracted by use of a wire hook into a Teflon shield for safe coagulation and transsection during the procedure. The acceptance of tubal sterilization has been greatly influenced by the refinements of instrumentation and techniques after the introduction of laparoscopy. The endoscopic approach to sterilization constitutes a simple, safe and effective technique that can be used without prolonged hospitalization. Research efforts in the field of female sterilization have focused on methods that provide simplicity, safety and effectiveness. The Gyneco Thermal Cautery System seems to meet most of these criteria.

Other Gyneco Products include: Gyneloop Stirrups, which fit various operating tables and are shaped for better patient access and Gyneco fetal monitor recording paper, leg, and abdominal belts.

Impotency Products
------------------

Oral Treatment for Male Impotence
---------------------------------
On July 10, 1993, the Company acquired the rights to an Oral Treatment for Male Impotence developed by Dr. Zorgniotti. On April 12, 1994 the Board of Directors of Gamogen approved and on April 14, 1994 Gamogen signed with Zonagen the Impotence Agreement (see "History of the Company" above) under which Zonagen acquired all rights of Gamogen to the Oral Treatment. In exchange for the above rights Gamogen received from Zonagen $100,000 in cash and 19,512 shares of restricted common stock of Zonagen and rights to royalties on Zonagen's future sales of the Oral Treatment. On June 20, 1996 Gamogen sold the restricted common stock received from Zonagen to a small group of private investors for $87,800.

On January 24, 1997 Gamogen signed with Zonagen a conditional amendment to the Impotence Agreement granting Zonagen an Option to amend the Impotence Agreement (see "History of the Company" above) eliminating the following:
1) Gamogen's rights to royalties on Zonagen's future sales of the Oral
Treatment;
2) Gamogen's rights to market the Oral Treatment in counties where Zonagen does not timely obtain regulatory approval for and commence marketing of the Oral Treatment.

The Option is conditioned on the payment to Gamogen of one of the following amounts ("Option Price") less any Maintenance Payments (see "History of the Company" above) received by Gamogen pursuant to the conditional amendment:
(i) if the Option is exercised on or before January 24, 1998, $750,000;
(ii) if the Option is exercised after January 24, 1998 but on or before January 24, 1999, $1,000,000;
(iii) if the Option is exercised after January 24, 1999 but on or before July 24, 1999, $1,500,000;
(iv) if the Option is exercised after July 24, 1999 but before the expiration of the Option, $1,750, 000.

Under the conditional amendment Zonagen is granted the option for a period of three years ending January 24, 2000, however, Gamogen may terminate the Option prior to January 24, 2000 if Zonagen fails to pay Gamogen

Maintenance Payments of $75,000 semi-annually beginning on January 24, 1997. On January 24, 1997 Gamogen received from Zonagen the initial Maintenance Payment of $75,000. As a result of the sale on June 20, 1996 of the 19,512 restricted Zonagen shares for $87,800 and receipt of the initial maintenance payment of $75,000 on January 24, 1997 Gamogen recorded licensing income of $162,800 for the year ended February 1997. In the year ended February 1996 no payments were received by Gamogen under the Impotence Agreement. In the year ended February 1995 the Company recorded licensing income from the Impotence Agreement of $47,107 ($100,000 in payments made by Zonagen less related expenses of $52,893).

As of May 19, 1997 Gamogen has not received any royalty payments under the Impotence Agreement. Based on certain press releases by Zonagen (see "History of the Company" above), Gamogen does not anticipate royalty payments under the Impotence Agreement from Zonagen within the next 12 months, with the exception, subject to the Option, of possible royalty payments by Zonagen resulting from the sale of the Oral Treatment in Mexico. Gamogen does anticipate Maintenance Payments of $150,000 within the next 12 months under the Option. As of May 19, 1997 Zonagen had not received approval by the US FDA or approvals in other countries for the marketing of the product. There can be no guarantee concerning the Oral Treatment that approvals by the US FDA or approvals in other countries will be secured and if secured that Zonagen will be successful in marketing of the product.

Injectable Drug Combination Treatment System
--------------------------------------------
The Company's injectable drug combination combines specific quantities of two prescription drugs which are currently labeled for other indications, papaverine hydrochloride and phentolamine mesylate. The drug combination was tested in over 300 patients by Dr. Zorgniotti between 1984 and 1993 and had been successful in approximately 80% of the cases. Observed side effects of the drug combination consists of pharmacological reversible prolonged erection and development of fibrotic changes of the corpus cavernosum which do not appear to interfere with the function of the drug but could impair the ability to insert a prosthesis at a future date. Papaverine hydrochloride alone is now being used in the treatment of impotence by some physicians.

The Company signed an agreement in January 1988 granting Humagen, Inc. ("Humagen") the exclusive right to market Gamogen's injectable impotence product in the United States. On August 21, 1989, Humagen and Gamogen terminated this agreement subject to Humagen's rights to certain royalties on the future sales of the Company's Injectable Drug Combination Treatment.

Management believes that the Company's injectable drug combination has some commercial potential, however, due to the significant direct investment required, the Company has suspended spending on this program. The Company has not been successful in securing a new partner to continue the development of the injectable drug combination. There can be no assurance that a new partner will be secured or if secured that a new partner would be successful in commercializing the product.

Since spending on the injectable drug combination product has been suspended, the Company has discontinued development of its two accessory products: the drug intermixing delivery system and the implantable dispensing prosthesis, including discontinuing support of their related patents.

Patents
-------
On May 27, 1987, the Company purchased certain rights to a number of United States patents and trademarks from Lukens Corporation related to the Gyneco products as follows: Patent Nos. 3,982,742 for Medical Stirrups and 3,982,542 for Electroresectroscope and Method of Laparoscopic Tubal Sterilization both issued September 28, 1976, 3,885,590 for a Gas Transmission and Monitoring Device issued May 27, 1975, and Design Patent Nos. 271,521 for Pump Handle for use with a Biopsy Specimen Collector issued November 22, 1983, and

4,257,425 for Biopsy Specimen Collector issued March 24, 1981. The United States trademarks purchased are GYNECO, GYNECYTE, GYNELOOP, MASTERSON, CARBOFLATOR.

The Company had conducted limited research into a device for amniocentesis to improve the sensitivity of the assay. The device was designed to permit amniocentesis, a process by which the genetic disposition of a fetus is determined, to be obtained at a much earlier stage in a pregnancy. The US Patent Office issued Patent Number 5,000,192 for a Prenatal Specimen Collection Method on March 19,1991.

The patent position of companies such as Gamogen generally is highly uncertain and involves complex legal and factual questions. Accordingly, there can be no assurance that patent applications relating to the Company's products or technology will result in patents being issued or that, if issued, the patents will afford protection against competitors with similar technology. Moreover, some patent licenses held may be terminated upon the occurrence of certain events or become non-exclusive after a specified period. There can be no assurance that the Company will have the financial resources necessary to enforce any patent rights it may hold.

Government Regulation
---------------------
The development, testing, production and marketing of the Company's products are subject to regulation by the FDA and the New York State Department of Health, and may be subject to further FDA regulation as devices under 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act. Additionally, the Company's products may be subject to regulation by similar agencies in other states and foreign countries. All the Company's currently marketed products have received the necessary FDA approvals for marketing in the US. The FDA reviews all devices regulated within its domain, and may require additional testing, clinical trials, or create other regulatory action which may adversely affect the Company's ability to market its medical products. One of the Company's gynecological products, the Thermal Cautery System, was approved by a grandfather provision of the FDA regulations having been in use prior to the Device Act of 1976, and therefore may at the FDA's direction require recertification under the Pre-Market Approval Application
(PMA) to permit continued marketing. The FDA's PMA process may be costly and may not be cost effective when applied to products with limited market share and annual revenues.

Marketing
---------
Sales of the Masterson Biopsy System decreased $10,381 or 12% in the year due to continued erosion of the market for this device in the US due to competition from more convenient lower cost devices. Sales of the Thermal Cautery System products decreased by $33,889 in the year due primarily to increased competition in the US from other devices. Other Gyneco products sales decreased $4,006 or 17% in the current fiscal year. In the prior fiscal year the Company initiated an advertising effort to introduce its products outside the US. These efforts continued in the current fiscal year. Various other marketing programs for the Company's gynecological products are under investigation and may be implemented as the Company's financial resources allow. There can be no guarantee that these programs, if pursued, will prevent further erosion of sales in the US nor increase sales over present levels.

Although no individual customer, either physician, hospital or group of hospitals under common control accounts for a significant portion of sales of gynecological products, one hospital group accounted for 10% of sales of such products for the fiscal year ended February 28, 1997 and 9% for the fiscal year ended February 29, 1996.

Manufacturing
-------------
The Company and its subsidiary, Gyneco assemble and test the products at a facility in Chester, NY which is owned by Repro-Med. Gyneco purchases the parts required to manufacture its gynecological products from various vendors. The Company believes that it obtains a better price by purchasing certain parts from a single vendor. Certain injection molded parts are produced with tooling owned by the Company, which believes that it could locate an alternate source of supply by transferring the tooling to one of numerous injection molding vendors. Raw materials for molding of the Company's gynecological products are available from multiple sources at competitive prices. The Company currently assembles its disposables and sends them to an outside contractor for sterilization.

Research & Development
----------------------
Due to limited financial resources, the Company curtailed research and development and patent approval work on its Impotence Drug Combination. The Company continues to seek a partner for the further development and marketing of this product. Future research efforts by the Company are subject to availability of funds from non-operating sources and subject to non-compete requirements of the agreement with Zonagen.

Agreements with Repro-Med
-------------------------
The Company has agreements with Repro-Med for the lease of manufacturing, warehouse and office space at Repro-Med's Chester, NY facility and reimbursement of payroll and other operating expenses based on actual payroll allocations, occupancy and equipment utilization.

For the fiscal year ended February 28, 1997, on a combined basis, the Company and it's subsidiary Gyneco paid Repro-Med facility lease payments of $12,528. The Company's subsidiary Gyneco has an agreement with Repro-Med for the use of certain tooling owned by Gyneco (see item 12). Under this agreement Repro-Med paid to Gyneco $62,776 in the fiscal year ended February 1997

Hourly and management compensation costs are paid by Repro-Med and allocated to Gamogen and Gyneco based agreements for the reimbursement of operating expenses. Salary and payroll related costs are allocated based on individual employee time-card reporting. Executive salary and payroll related costs are allocated based on estimates of time spent in the management of the three companies. For the fiscal year ended February 1997, on total salary costs of $923,196, these allocations averaged as follows: Repro-Med 74%, Gyneco 24%, and Gamogen 2%. This compares to total salary costs of $990,649 for the fiscal year ended February 1996 which were allocated as follows: Repro-Med 74%, Gyneco 24%, and Gamogen 2%. Incentive bonuses are paid based on a percentage of consolidated income before taxes for management and direct employees and on a percentage of consolidated income after tax for executives. Bonuses paid by Repro-Med for the fiscal years ended February 1997 and 1996 were $18,800 and $32,670, respectively. For the fiscal years ended February 1997 and 1996 the incentive bonuses were fully allocated to Repro-Med and due to minimal earnings in 1997 and operating losses in 1996 no portion of the bonus payments were allocated to Gamogen or Gyneco.

Product Liability Insurance
---------------------------
The Company could be exposed to possible claims for personal injury resulting from the sale of allegedly defective gynecological products. The Company has obtained product liability insurance in an amount customary in the medical device industry for its gynecological products. However, there is no assurance that this insurance will be sufficient to cover judgments which might be entered against the subsidiary.

Competition
-----------
Endometrial biopsy is a fast, reliable, safe and simple physician-office based procedure. It is felt to be a cost-effective alternative to dilation and curettage (D&C) which, although reliable in diagnosing intrauterine abnormalities, is typically performed in a hospital operating-room setting utilizing general anesthesia.

Competitors to Gyneco's Masterson Biopsy System for endometrial biopsy include the following disposable single-patient devices: Pipelle Vacuum Curette, Vabra Aspirator, and Tis-U-Trap system. Some physicians continue to use traditional stainless steel biopsy instruments which are available from a number of manufacturers. Stainless steel biopsy instruments are much less convenient but can be sterilized and reused many times.

Imported from France, the Pipelle is a very inexpensive device combining a flexible plastic tube 3mm in diameter with a small port near the tip. After inserting the device, suction is generated by manually withdrawing a locking plunger. As the plunger is withdrawn a sample column of tissue is suctioned into the tube. The tube is then withdrawn. Due to it's low cost and convenience the Pipelle is the leading device for use in outpatient endometrial biopsy procedures. Numerous devices similar to the Pipelle, including the Z-Sampler, are also available in the marketplace at prices competitive with the Pipelle.

The Vabra Aspirator and Tis-U-Trap, similar to the Masterson, are ideal when the physician needs larger specimen samples. Both feature plastic cannula and a tissue collection chamber but require an external source of suction, typically a portable electric vacuum pump.

The Gyneco Thermal Cautery System provides a simple, quick, and effective transection and coagulation of the fallopian tubes. There are three main surgical device systems which compete with Gyneco's Thermal Cautery System. The first of these are bipolar cauterization systems, which include a generator and reusable forceps, and can be acquired from a number of manufacturers. Bipolar cauterization systems accomplish transection and electrocoagulation through the use of alternating current arcing to heat and destroy tissue. These systems are also used in surgery on a routine basis for the elimination of tissue. The remaining two device systems use mechanical occlusion to effect a tubal sterilization. Mechanical Occlusion tubal sterilization involves permanently attaching a number of small mechanical devices using a specialized forceps-like instrument to occlude portions of each fallopian tube. The two systems are the Hulka Clip and the Yoon Falope Ring. The Hulka Clip consists of a plastic clamp and fastening spring. Use of the Hulka Clip requires specialty forceps called a "clip applicator" and a number of the single-use Hulka Clips. The Hulka Clip is marketed by Richard Wolf Medical Devices Corporation, Vernon Hills, IL. The Yoons Falope Ring method consists of a silicone rubber ring which is applied to a "loop" formed from the fallopian tube. Similar to the Hulka Clip, use of the Yoons Falope Ring requires a specialty forceps-like applicator. The Yoon Falope Ring system is marketed by Cabot Medical Corporation, Langhorne, PA.

Employee Incentive Stock Option Plan
------------------------------------
The Company's Board of Directors and shareholders have approved an Incentive Stock Option Plan ("the Plan"). The Plan authorizes the granting to key employees of options to purchase an aggregate of 40,000 shares of the Company's Common Stock at an option price of not less than the fair market value on the date of the grant. To date no options have been granted under the Plan.

Employees
---------
There are no employees working solely for the Company. The Company has an agreement with Repro-Med for the reimbursement of operating expenses which is based on actual payroll allocations, occupancy and equipment utilization (see "Agreements with Repro-Med").
Repro-Med has 28 employees as of February 28, 1997.

Item 2.  Properties
-------  ----------
The Company has agreements with Repro-Med for the lease of manufacturing, warehouse and office space at Repro-Med's Chester, NY facility and reimbursement of payroll and other operating expenses based on actual payroll allocations, occupancy and equipment utilization. For the fiscal year ended February 28, 1997, on a combined basis, the Company and it's subsidiary Gyneco paid Repro-Med facility lease payments of $12,528.

Item 3.  Legal Proceedings
-------  -----------------
The Company is not a party to any material litigation, nor to the knowledge of the officers and directors of the Company, is there any material litigation threatened against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------
No matters were submitted to a vote of security holders of the Company during the last quarter of the fiscal year ended February 28, 1997.


Part II
-------

Item 5. Market for the Registrant's Common Equity and Related
------- -----------------------------------------------------
        Shareholder Matters
        -------------------
The Company is authorized to issue 4,000,000 shares of Common Stock, $.01 par value, of which 1,230,000 shares were issued and outstanding as of February 28, 1997. At December 15, 1989, the Company's Common Stock was held by approximately 164 beneficial holders.

From December 4, 1986, to March 29, 1987, the Company's stock was traded over-the-counter. From March 30, 1987, through April 12, l988, the Company's Units were listed on NASDAQ under the symbol "GAMOU". Starting April 13, 1988, the Company's Common Stock was listed on NASDAQ under the symbol "GAMO" and its warrants were listed under the symbol "GAMOU". As of June 1, 1990 the Company was unable to continue its listing on NASDAQ and may be traded on the "pink sheets" in the over the counter market.

To the best of Management's knowledge there has been no trading or bid activity in Gamogen securities for the fiscal years ended February 1993, 1994, 1995, and 1996.

The Company's Common Stock is traded in the over-the-counter market and was quoted through the National Daily Quotation Service. The following table sets forth the high and low closing bid quotations for the Company's Common Stock as reported by the National Quotation Bureau, Inc. for the periods indicated. These quotations represent bid prices between dealers, do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

                     High Bid     Low Bid
                     --------     -------
Fiscal Year Ending
------------------
February 28, 1997:
------------------
1st Quarter           $0.03        $0.03
2nd Quarter           $0.03        $0.03
3rd Quarter           $0.03        $0.03
4th Quarter           $0.03        $0.03

Fiscal Year Ending
------------------
February 28, 1998:
------------------
3/1/97 - 5/15/97      $0.03        $0.03

The Company has not declared or paid any cash dividends on its Common Stock and does not anticipate that any dividends will be paid in the foreseeable future.

Item 6.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
         Results of Operations
         ---------------------

Liquidity and Capital Resources
-------------------------------
The Company completed its initial public offering in December 1986 from which it received net proceeds of approximately $1,656,000. The Company spent $75,000 of the net proceeds of the offering in the period between December 8, 1986 and the end of the fiscal year on February 28, 1987, and approximately $319,000 during the fiscal year ended February 1988, in connection with research, development, and regulatory approval efforts for the Company's impotence products and other administrative expenses. During the year ended February 1989, the Company applied the remainder of such proceeds on the acquisition for $550,000 of certain assets of Gyneco, research, development, and regulatory approval efforts for the Company's impotence products and other administrative expenses.

At February 28, 1997, the Company had cash and equivalents on a consolidated basis of $1,368 and had a net working capital of $121,703. Working capital increased $21,578 versus the balance at February 29, 1996. The increase in working capital was due primarily to a decrease in other liabilities offset in part by a decrease in accounts receivable and inventory resulting from lower sales.

The Company attempts to maintain sufficient inventory to enable it to promptly satisfy all customer orders out of existing inventory. The Company sells its products to US and foreign distributors, US hospitals, and private physicians. Sales to US distributors, hospitals, and private physicians are mainly on 30 day net payment terms. A variety of payment terms are employed for export sales including cash prepayments, irrevocable letters of credit, and 45 day net payment. As of February 28, 1997, 2% of accounts receivable were over 60 days, 5% were at 30-59 days and 93% were current.

On July 10, 1993, the Company acquired the rights to an Oral Treatment for Male Impotence developed by Dr. Zorgniotti. On April 12, 1994 the Board of Directors of Gamogen approved and on April 14, 1994 Gamogen signed with Zonagen the Impotence Agreement (see "History of the Company" above) under which Zonagen acquired all rights of Gamogen to the Oral Treatment. In exchange for the above rights Gamogen received from Zonagen $100,000 in cash and 19,512 shares of restricted common stock of Zonagen and rights to royalties on Zonagen's future sales of the Oral Treatment. On June 20, 1996 Gamogen sold the restricted common stock received from Zonagen to a small group of private investors for $87,800.

On January 24, 1997 Gamogen signed with Zonagen a conditional amendment to the Impotence Agreement granting Zonagen an Option to amend the Impotence Agreement (see "History of the Company" above) eliminating the following:

1) Gamogen's rights to royalties on Zonagen's future sales of the Oral
Treatment;

2) Gamogen's rights to market the Oral Treatment in counties where Zonagen does not timely obtain regulatory approval for and commence marketing of the Oral Treatment.

The Option is conditioned on the payment to Gamogen of one of the following amounts ("Option Price") less any Maintenance Payments (see "History of the Company" above) received by Gamogen pursuant to the conditional amendment:
(i) if the Option is exercised on or before January 24, 1998, $750,000;
(ii) if the Option is exercised after January 24, 1998 but on or before January 24, 1999, $1,000,000;
(iii) if the Option is exercised after January 24, 1999 but on or before July 24, 1999, $1,500,000;
(iv) if the Option is exercised after July 24, 1999 but before the expiration of the Option, $1,750, 000.

Under the conditional amendment Zonagen is granted the option for a period of three years ending January 24, 2000, however, Gamogen may terminate the Option prior to January 24, 2000 if Zonagen fails to pay Gamogen Maintenance Payments of $75,000 semi-annually beginning on January 24, 1997. On January 24, 1997 Gamogen received from Zonagen the initial Maintenance Payment of $75,000. As a result of the sale on June 20, 1996 of the 19,512 restricted Zonagen shares for $87,800 and receipt of the initial maintenance payment of $75,000 on January 24, 1997 Gamogen recorded licensing income of $162,800 for the year ended February 1997. In the year ended February 1996 no payments were received by Gamogen under the Impotence Agreement. In the year ended February 1995 the Company recorded licensing income from the Impotence Agreement of $47,107 ($100,000 in payments made by Zonagen less related expenses of $52,893).

As of May 19, 1997 Gamogen has not received any royalty payments under the Impotence Agreement. Based on certain press releases by Zonagen (see "History of the Company" above), Gamogen does not anticipate royalty payments under the Impotence Agreement from Zonagen within the next 12 months, with the exception, subject to the Option, of possible royalty payments by Zonagen resulting from the sale of the Oral Treatment in Mexico. Gamogen does anticipate Maintenance Payments of $150,000 within the next 12 months under the Option. As of May 19, 1997 Zonagen had not received approval by the US FDA or approvals in other countries for the marketing of the product. There can be no guarantee concerning the Oral Treatment that approvals by the US FDA or approvals in other countries will be secured and if secured that Zonagen will be successful in marketing of the product.

The Company derived a significant portion of its funds for continuing operation as a result of loan advances from an affiliate. As of February 1997 outstanding net loan advances from the affiliate are $66,314 and are included in Other Current Liabilities. Under terms of an agreement with its affiliate to extend repayment terms on this advance balance, the net loan advance of $66,314 is due on March 1, 1998. Under terms of the extension Gamogen will pay its affiliate an additional $5,968 in interest on this advance on March 1, 1998. If Gamogen pays the advance in whole or in part earlier than March 1, 1998 then the interest amount will be prorated accordingly at an APR of 9%. Gamogen's anticipated cash flow from operations, including Maintenance Payments of $150,000 under the Impotence Agreement Option (see above) is expected to be sufficient to enable it to meet its total net cash requirements through February 1998, however, the Company anticipates that it will continue to rely on loan advances from an affiliate to fund periodic cash shortfalls due to payments required by its vendors under standard trade terms. There can be no guarantee, however, that loan advances from the Company's affiliate will continue to be made nor that extensions beyond March 1, 1998 for full payment of the amount of $66,314 plus related interest of $5,968 will be made.

In an effort to improve its cash flows from operations, the Company has curtailed research and development in favor of efforts to improve sales of current products and reduce expenses. There can be no guarantee that obligations beyond February 1998 can be met from current projected cash flow. As previously reported, the Company, in consideration of the above items, is investigating other options to improve its projected cash flow and liquidity. Under investigation are the issuance of additional common stock and the sale of the Company's Gyneco subsidiary.

Any statements which are not historical facts contained in this report are forward looking statements that involve risks and uncertainties, including but not limited to those relating to the uncertainty related to the Company's affiliate continuing to make loan advances to the Company or to grant an extension beyond March 1, 1998 for full payment of the amount owed of $66,314 if unpaid, Zonagen's inability or refusal to pay the Maintenance Payments, Zonagen's exercise of the Option, approval of, sale of or royalties earned from the Oral Treatment, other unexpected increases or decreases in sales of the Company's products, and uncertainty related to Food and

Drug Administration or other government regulation, and other risks identified in the Company's Securities and Exchange Commission filings.

Results of Operations
---------------------

Fiscal 1997 Compared To Fiscal 1996:
------------------------------------
Sales were $343,675 in the fiscal year ended February 28, 1997 a decrease of $50,792 or 13% as compared with sales of $394,467 in fiscal 1996. The sales decrease was due primarily to decreased sales of the Masterson Biopsy System and Thermal Cautery System. Selling, general, and administrative expenses were $330,334 in the current fiscal year as compared with $325,437 in the previous fiscal year. Depreciation and amortization expense decreased from $14,216 in the previous fiscal year to $13,753 in the current year. There were no expenditures for research and development in the current fiscal year.

Due to increased operating losses by the Company's subsidiary, Gyneco, Inc., the Company's loss from operations of $148,794 in the fiscal year ended February 28, 1997 increased versus the loss from operations of $111,800 in the previous fiscal year. The Company's loss from operations in the fiscal year ended February 28, 1997 includes Gyneco's loss from operations of $97,587. In the fiscal year ended February 29, 1996 the Company's loss from operations included a loss from operations by Gyneco of $62,570.

Due to licensing income of $162,800 (see "Liquidity and Capital Resources" section above) the Company's net profit for the fiscal year ended February 28, 1997 was $7,825. This compares to the Company's net loss for the fiscal year ended February 29, 1996 of $111,278.

The net income per share of common stock is $0.01 for the fiscal year ended February 28, 1997 and compares to a net loss per share of $0.09 in the prior fiscal year.

Fiscal 1996 Compared To Fiscal 1995:
------------------------------------
Sales were $394,467 in the fiscal year ended February 29, 1996 increasing $20,570 or 6% as compared with sales of $373,897 in fiscal 1995. Selling, general, and administrative expenses were $325,437 in the current fiscal year as compared with $253,899 in the previous fiscal year. Depreciation and amortization expense decreased from $15,257 in the previous fiscal year to $14,216 in the current year. There were no expenditures for research and development expenditures in the current fiscal year. The Company's loss from operations of $111,800 in the fiscal year ended February 29, 1996 increased versus the loss from operations of $43,900 in the previous fiscal year due primarily to operating losses by the Company's subsidiary, Gyneco, Inc. The Company's loss from operations in the fiscal year ended February 29, 1996 includes Gyneco's loss from operations of $62,570. In the fiscal year ended February 28, 1995 the Company's loss from operations included a loss from operations by Gyneco of $2,830.

The Company's net loss for the fiscal year ended February 29, 1996 was $111,278. This compares to the Company's net loss for the fiscal year ended February 28, 1995 of $30,728, which included licensing income of $47,107 from the sale of certain of the Company's impotence and a Loss On Termination Of Building Lease of $35,609. The net loss per share of common stock is $0.09 for the fiscal year ended February 29, 1996 and compares to a net loss per share of $0.02 in the prior fiscal year.

Fiscal 1995 Compared To Fiscal 1994:
------------------------------------
Sales were $373,897 in the fiscal year ended February 28, 1995 declining $13,439 or 3% as compared with sales of $387,336 in fiscal 1994. Selling, general, and administrative expenses were $253,899 in the fiscal year ended February 1995 as compared with $286,989 in the previous fiscal year. Depreciation and amortization expense increased slightly from $15,194 in the previous fiscal year to $15,257 in the fiscal year ended February 1995. There were no expenditures for research and development expenditures in the fiscal year ended February 1995 as compared $5,477 in the prior fiscal year. The Company's net loss from operations of $43,900 for the fiscal year ended February 1995 was less than the loss from operations of $95,889 for the previous fiscal year.

The Company's net loss for the fiscal year ended February 1995 was $30,728 as compared to a net loss of $95,182 in the prior fiscal year and improved versus the prior fiscal year primarily as a result of the reduction in its net loss from operations and licensing income of $47,107 from the Impotence Agreement (see Capital Resources and Liquidity section above). These improvements were offset in part by a Loss On Termination Of Building Lease of $35,609. The Company's net losses included the net losses of its subsidiary Gyneco which were $2,830 in the fiscal year ended February 1995 and $41,968 in the prior fiscal year. The Company had a net loss per share of $0.02 per share in the fiscal year ended February 1995 versus a net loss per share of $0.08 in the fiscal year ended February 1994.

Item 7.   Financial Statements and Supplementary Data
-------   -------------------------------------------
This information appears in a separate section of this report following Part
IV. Selected Financial Data.


                         Selected Income Statement Data
                         ------------------------------
                              Year Ended February
                              -------------------

                                 1993        1994       1995       1996      1997
                                 ----        ----       ----       ----      ----
  Sales                        $418,313    $387,336   $373,897   $394,467  $343,675

  Costs and Expenses            507,023     483,225    417,797    506,267   492,469

  Interest & Other Income             0         707     13,172        522   163,896

  Net Income (Loss)             (88,710)    (95,182)   (30,728)  (111,278)    7,825

  Net Income (Loss) Per          $(0.07)     $(0.08)    $(0.02)    $(0.09)    $0.01
  Share

                          Selected Balance Sheet Data
                          ---------------------------
                              Year Ended February
                              -------------------
                                  1993        1994       1995       1996      1997
                                  ----        ----       ----       ----      ----
  Current Assets               $ 209,690  $ 198,782  $ 223,458   $ 216,714 $198,485

  Total Assets                   579,480    466,806    449,074     428,114  396,132

  Current Liabilities             30,767     13,275     26,271     116,589   76,782

  Total Liabilities               30,767     13,275     26,271     116,589   76,782

  Working Capital                178,923    185,507    197,187     100,125  121,703

  Stockholders' Equity           548,713    453,531    422,803     311,525  319,350


Item 8.   Disagreements on Accounting and Financial Disclosure
-------   ----------------------------------------------------
None

PART III
--------

Item 9.  Directors and Executive Officers of the Registrant
-------  --------------------------------------------------
The following table sets forth certain information with respect to the Executive Officers and Directors:

  Name                    Age    Positions (Held since)          Address
  ----                    ---    ----------------------          -------
  Andrew I. Sealfon*       52    President  (4/87)               23 Allison Drive
                                 Treasurer (3/86)                Monroe, NY, 10950
                                 Chairman (7/94)
                                 Director   (3/86)
                                 Chief Executive Officer (3/86)

  Jesse A. Garringer       47    Executive VP (9/92)             35 Orchard Hill Vista
                                 Secretary (8/93)                Florida, NY  10921
                                 Director   (7/94)
                                 Chief Financial Officer (1/95)

  Dr. Paul Mark Baker     48     Director (7/94)                 92 Irwin Ave
                                                                 Middletown, NY 10940

* Mr. Sealfon may be deemed to be a "parent" and "promoter", as those terms are defined under the Securities Act of 1933, as amended, (the "Act") .

Andrew I. Sealfon has served as President and Director of Repro-Med since March, 1980, and as Repro-Med's Treasurer since May, 1983. He has been Treasurer of Gamogen since March, 1986, and President of Gamogen since April, 1987. Mr. Sealfon is an electrical engineer and inventor and has been granted numerous United States patents on medical devices, fluid systems, and electronic equipment. From 1971 to June 1981, Mr. Sealfon served as Vice President and Chief Engineer of Ceco Systems, Inc., Glen Cove, New York. He was employed as a member of the research staff of Riverside Research Institute from 1969 to 1971 and as a member of the technical staff of ITT Federal Laboratories, Avionics Division from 1967 to 1969. Mr. Sealfon is a graduate of Lafayette College.

Jesse A. Garringer was hired by the Company and Repro-Med in September 1992 to the position of Executive Vice President, was elected Secretary of both companies in August 1993, and was appointed to the Board of Directors of Gamogen in July 1994. In his position as Executive Vice-President, Mr. Garringer is responsible for marketing, financial, and general management of Repro-Med and Gamogen's subsidiary Gyneco, and assists in the strategic and financial management of Gamogen. Prior to accepting the position of Executive Vice President Mr. Garringer served in the position of Vice President Operations for Matrx Medical, Inc. Mr. Garringer held this position from July, 1988 until June, 1992. During the period July and August, 1992 Mr. Garringer was employed completing certain private consulting projects. Mr. Garringer helped co-found Matrx Medical, Inc. in a management buyout of two divisions of Ohmeda in July 1988 and was a major shareholder until its purchase by a large Canadian medical company in January 1992. Matrx Medical is a leading manufacturer of medical equipment for the Emergency Medical, Dental and Veterinary anesthesia markets. In his position, Mr. Garringer was responsible for Matrx's manufacturing, quality, and distribution operations. Prior to the buyout and establishment of Matrx Medical, Mr. Garringer held the position of Business Manager of Emergency Care for Ohmeda and established Ohmeda's position as a supplier to the Emergency Medical Market. In this position, Mr. Garringer provided strategic, marketing, product and manufacturing management for the Ohmeda's Emergency Care division. Mr. Garringer held this position from March, 1984 until July, 1988. Prior to this position, Mr.

Garringer served in various financial and business planning positions for the following companies: Ohmeda, Division of BOC Ltd., Carborundum Co. a division of Standard Oil of Ohio, and Pratt & Lambert, Inc.. Mr. Garringer holds an M.B.A in finance from Canisius College, graduated as an Advanced E.M.T. in the state of NY, and has served on numerous medical standards committees and as a delegate to the ISO committee on Medical Suction.

Dr. Paul Mark Baker was appointed to the Board of Directors of Repro-Med in May 1991 and to the Board of Directors of Gamogen in July 1994. Dr. Baker was awarded his medical degree from Cornell University Medical College in 1975, is a practicing pediatrician in Middletown, NY and is attending at the Department of Pediatrics Horton Memorial Hospital and attending at New York Hospital-Cornell Medical Center in New York City.

Item 10.  Executive Compensation
--------  ----------------------
Andrew I. Sealfon, President of the Company, received $164,219 in salary from the Repro-Med (including amounts attributable to services to the Company and Gyneco) during the fiscal year ended February 28, 1997 and earned an incentive bonus of $5,800 from Repro-Med in fiscal 1997 which is deferred for payment until June 1997. Under an agreement between the Company and Repro-Med for reimbursement of operating expenses and payroll costs, 25% of Mr. Sealfon's salary is allocated to the Company. The Company does not pay for any portion of Mr. Sealfon's fiscal 1997 bonus. Mr. Sealfon has been granted incentive stock options in Repro-Med under its 1995 Stock Option Plan.

Jesse A. Garringer, Executive Vice President and Secretary, received $138,108 in salary from Repro-Med (including an amount attributable to services to the Company and Gyneco) and earned an incentive bonus of $4,350 from Repro-Med in fiscal 1997 which is deferred for payment until June 1997. Mr. Garringer's salary is paid by Repro-Med and charged to the Company and it's subsidiary on a basis commensurate with a direct allocation of time. The Company does not pay for any portion of Mr. Garringer's fiscal 1997 bonus. Mr. Garringer has been granted incentive stock options in Repro-Med under its 1995 Stock Option Plan.

Officers of the Company are reimbursed for travel and other expenses incurred on behalf of the Company. The Company does not have any pension or profit sharing plan.

Summary Compensation Table:
---------------------------
(all figures are in dollars)

                                                               Long-term Compensation
                                                          -------------------------------
                                                                   Awards         Payouts
                                 Annual Compensation      ----------------------  -------
Name and Principle         -----------------------------   Restricted   Options/  LTIP      All Other
Position                    FYE   Salary  Bonus   Other   Stock Awards    SARs    Payouts   Compensation
------------------          ---   ------  -----   -----   ------------  --------  -------   ------------
Andrew I. Sealfon,         1997  164,219   5,800  11,926       0           0        0            0
President                  1996  142,488  10,100  12,060       0           0        0            0
                           1995  103,553  53,280  11,631       0           0        0            0


Jesse A. Garringer,        1997  138,108   4,350   5,926       0           0        0            0
Executive Vice             1996  121,863   7,500   6,060       0           0        0            0
President                  1995   92,665  39,960   5,635       0           0        0            0


* Note, under an agreement between Repro-Med and Gamogen (see Item 1), Executive salaries and all other payroll costs are allocated between Repro-Med, Gamogen, and Gamogen's subsidiary, Gyneco, on the basis of individual employee time reporting. The total percentages allocated for the fiscal year ended February 1997 were as follows: for Gamogen 2%, for Gyneco 24%, and for Repro-Med 74%.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-------- --------------------------------------------------------------
The only voting security of the Company is its Common Stock, par value $.01 per share. The following table sets forth certain information with respect to each beneficial owner of 5% or more of the outstanding Common stock, each director and for all officers and directors as a group:

                                                       Percent of Outstanding
Name and Address                   Shares owned             Common Stock
----------------                   ------------        ----------------------
Repro-Med Systems, Inc. (1)         699,200 (2)                 58.3%

All officers and directors
as a group (3 persons)              699,200 (2)                 58.3%

(1) Repro-Med and Mr. Sealfon May be deemed to be "parents" and "promoters" as those terms are defined under the Securities Act of 1933, as amended, (the "Act").

(2) Certain rules and regulations promulgated under the Act may deem the shares owned by Repro-Med to be beneficially owned by Mr. Sealfon as principal shareholder of Repro-Med and as Repro-Med's Chairman of the Board and President.

Item 12. Certain Relationships and Related Transactions
-------- ----------------------------------------------
In April, 1986, the Company issued 699,200 shares of Common Stock to Repro Med for $41,779.

Repro-Med and Gamogen have a facility lease and expense sharing agreements (see item 1).

To economize the Company's production, Repro-Med has designed some of its needed components around parts which were used in its Gyneco operations. Commencing in fiscal 1993, Repro-Med compensated Gyneco for the use of certain tooling, and parts of its proprietary design patent for those items using such parts on the following basis: on Repro-Med OEM sales, Gyneco is compensated with a 3% royalty on those sales employing parts relating to Gyneco tooling used to create such parts, on Repro-Med sales based on the Res-Q-Vac items employing such tooling is compensated on the basis of a 4% royalty to Gyneco. Payments to Gyneco from Repro-Med under this arrangement totaled $62,776 in the fiscal year ended February 1997 and $62,973 in the prior fiscal year.

The foregoing transactions are believed by the Company to be on terms no less favorable to the Company than those that could have been obtained from unaffiliated third parties.


Part IV
-------

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------- ---------------------------------------------------------------
(a) 1 and 2    The response to this portion is submitted in the index to Item 8 which is submitted in a separate section following Part IV

3.             Exhibits

3.*            Articles of Incorporation and By-laws

4.**           Form of Warrant Agreement between the Company and American Stock Transfer
               Company.



l0             Material Contracts

l0(1)*         1985 Stock Option Plan

l0(2)*         Assignment Agreement between the Company and Repro-Med dated 9/26/86.

l0(3)*         License Agreement between the Company and Repro-Med dated 9/26/86.

l0(4)1**       Distribution Agreement between the Company, Repro-Med Systems, Inc. and
               Humagen, Inc. dated 1/1/88.

l0(4)2***      Amendment to Distribution Agreement between the Company, Repro-Med Systems,
               Inc. and Humagen, Inc. dated 3/28/89.

l0(4)3****     Amendment to terminate Distribution Agreement between the Company,
               Repro Med Systems, Inc. and Humagen, Inc. dated 8/21/89.

l0(5)*****     Assignment Agreement Among Zonagen, Inc., Gamogen, Inc. and
               Dr. Adrian Zorgniotti dated 4/13/94.

10(5)2******   Conditional Amendment No. 1 To Assignment Agreement Between
               Gamogen, Inc. and Zonagen, Inc.

22             Subsidiary of Registrant: Gyneco, Inc., a wholly owned NY Corporation.

(b) Reports on Form 8-K: A report dated January 24, 1997 on Form 8-K was filed during the fourth quarter of the fiscal year ended February 28, 1997.
---------------------------------------------------------------------------

* Incorporated by reference from the Form S-1 Registration Statement of Gamogen, Inc., dated Sep 30, 1986

** Incorporated by reference from Form 8-K Report of Gamogen, Inc. dated Feb 18, 1988.

*** Incorporated by reference from Form 10-K Report of Gamogen, Inc. dated Feb 28, 1989.

**** Incorporated by reference from Form 10-K Report of Gamogen, Inc. dated Feb 28, 1990.

***** Incorporated by reference from Form 10-K Report of Gamogen, Inc. dated Feb 28, 1994.

****** Incorporated by reference from Form 8-K Report of Gamogen, Inc. dated Jan 24, 1997.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMOGEN, INC.


/s/ Andrew I. Sealfon
---------------------
Andrew I. Sealfon, President, Treasurer,
Chairman of the Board, Director, and
Chief Executive Officer

Dated:  May 20, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Andrew I. Sealfon                                              May 20, 1997
---------------------
Andrew I. Sealfon, President, Treasurer, Chairman of the Board,
Director, and Chief Executive Officer


/s/ Jesse A. Garringer                                             May 20, 1997
----------------------
Jesse A. Garringer, Executive Vice-President, Secretary,
Director, and Chief  Financial Officer


/s/ Dr. Paul Mark Baker                                            May 20, 1997
-----------------------
Dr. Paul Mark Baker, Director


                       WEINGAST, ZUCKER & RUTTENBERG, LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                               11 HOLLAND AVENUE
                          WHITE PLAINS, NEW YORK 10603


                          INDEPENDENT AUDITORS' REPORT

BOARD OF DIRECTORS
GAMOGEN, INC. AND SUBSIDIARY

We have audited the accompanying consolidated balance sheets of Gamogen, Inc. and Subsidiary as of February 28, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended February 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gamogen, Inc. and Subsidiary as of February 28, 1997, and the results of their operations and their cash flows for each of the two years in the period ended February 28, 1997, in conformity with generally accepted accounting principles.


/s/ Weingast, Zucker & Ruttenberg, LLP
--------------------------------------
White Plains, NY
May 16, 1997

                          Gamogen, Inc. and Subsidiary
                          Consolidated Balance Sheets
                          ----------------------------

                                                            Feb 28, 1997      Feb 29, 1996
                                                            ------------      ------------
Assets
------
Current Assets
--------------
Cash                                                         $     1,368       $       431
Accounts Receivable                                               23,657            33,816
Inventory (Notes 1 & 2)                                          169,500           176,480
Prepaid Expenses                                                   3,960             5,987
                                                             -----------       -----------
Total Current Assets                                             198,485           216,714
                                                             -----------       -----------

Property, Equipment and Other Assets (Notes 1 & 3)
--------------------------------------------------
Property and Equipment, Net                                       25,954            34,176
Other Assets, Net                                                171,693           177,224
                                                             -----------       -----------
Total Property, Equipment and Other Assets                       197,647           211,400
                                                             -----------       -----------

Total Assets                                                 $   396,132       $   428,114
============                                                 ===========       ===========


Liabilities and Stockholders' Equity
------------------------------------

Current Liabilities
-------------------
Accounts Payable                                             $         0             5,849
Accrued Expenses                                                  10,468             2,570
Other Liabilities - Due To Affiliate (Note 4)                     66,314           108,170
                                                             -----------       -----------
Total Current Liabilities                                         76,782           116,589
                                                             -----------       -----------

Stockholders' Equity
Common Stock, $.01 Par Value Authorized 4,000,000
Shares, Issued and Outstanding 1,230,000                          12,300            12,300
Warrants Outstanding                                                  40                40
Additional Paid-In Capital                                     1,579,723         1,579,723
Accumulated (Deficit)                                         (1,272,713)       (1,280,538)
                                                             -----------       -----------
Total Stockholders' Equity                                       319,350           311,525
                                                             -----------       -----------

Total Liabilities and Stockholders' Equity                   $   396,132           428,114
==========================================                   ===========       ============


See Notes To Financial Statements

                          Gamogen, Inc. and Subsidiary
                    Consolidated Statements of Income (Loss)
                              For the Years Ended
                    ----------------------------------------

                                                Feb 28, 1997   Feb 29, 1996   Feb 28, 1995
                                                ------------   ------------   ------------

Sales (Note 4)                                      $343,675     $  394,467   $    373,897

Costs and Expenses:
-------------------
Cost of Goods Sold                                   148,382        166,614        148,641
Selling, General and Administrative                  330,334        325,437        253,899
Depreciation and Amortization                         13,753         14,216         15,257
                                                ------------   ------------   ------------
                                                     492,469        506,267        417,797
                                                ------------   ------------   ------------


Net Income (Loss) From Operations                   (148,794)      (111,800)       (43,900)

Other Income (Expense):
-----------------------
Licensing Income (Note 5)                            162,800              0         47,107
Loss on Termination of Lease                               0              0        (35,609)
Interest & Other Income                                1,096            522          1,674
                                                ------------   ------------   ------------
                                                     163,896            522         13,172
                                                ------------   ------------   ------------

Net Income Before Income Taxes                        15,102      (111,278)       (30,728)
Provision (Benefit) For Income Taxes (Note7)           7,277              0              0
                                                ------------   ------------   ------------
Net Income (Loss)                                  $   7,825   $  (111,278)  $    (30,728)
=================                               ============   ============  =============

Net Income (Loss) Per Common
Share (Notes 1 & 6)                          $          0.01    $    (0.09)  $      (0.02)
============================                 ===============    ===========  ============


See Notes To Financial Statements

                          Gamogen, Inc. and Subsidiary
                            Statements of Cash Flow
                              For the Years Ended
                          ----------------------------

                                                            Feb 28, 1997    Feb 29, 1996
                                                            ------------    ------------
Cash Flow From Operating Activities:
------------------------------------
Net Income (Loss)                                                  7,825       (111,278)

Adjustments To Reconcile Net Income (Loss)
To Cash Provided By (Used In) Operating Activities:
Depreciation and Amortization                                     13,753          14,216
(Increase) Decrease In Prepaid Expenses                            2,027              24
(Increase) Decrease in Accounts Receivable                        10,159          (5,520)
(Increase) Decrease in Inventory                                   6,980         (41,340)
Increase (Decrease) in Accounts Payable                           (5,849)          4,739
Increase (Decrease) in Accrued Expenses                            7,898         (10,902)
Increase (Decrease) in Other Liabilities - Due To Affiliate      (41,856)         96,481
                                                            ------------    ------------
Cash Provided By (Used In) Operating Activities                      937         (53,580)
Cash - Beginning of Year                                             431          54,011
                                                            ------------    ------------


Cash - End of Year                                          $      1,368    $        431
==================                                          ============    ============

Supplementary Data - Income Taxes Paid                      $        894    $      1,260
------------------


See Notes To Financial Statements
---------------------------------------------------------------------

                          Gamogen, Inc. And Subsidiary
                     Consolidated Statements of Stockholders' Equity
                     -----------------------------------------------

                                                               Warrants
                                                                 and
                                            Common Stock       Additional
                               Total        .01 Par Value       Paid-In     Accumulated
                              Equity      Shares     $ Amt.     Capital     (Deficit)
                              ------     ------------------    ----------   -----------
Stockholders' Equity 2/94   $  453,531   1,230,000 $ 12,300   $1,579,763   $(1,138,532)

Net Loss FYE 2/95              (30,728)                                        (30,728)
                              --------                                     -----------
Stockholders' Equity 2/95      422,803   1,230,000   12,300    1,579,763    (1,169,260)

Net Loss FYE 2/96             (111,278)                                       (111,278)
                              --------                                     -----------
Stockholders' Equity 2/96      311,525   1,230,000   12,300    1,579,763    (1,280,538)

Net Income FYE 2/97                                                              7,825
                                 7,825
                             ---------
Stockholders' Equity 2/97   $  319,350   1,230,000 $ 12,300   $1,579,763   $(1,272,713)


See Notes To Financial Statements

                          Gamogen, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                           February 28, 1997 and 1996
                   ------------------------------------------

Note 1 - Organization and Summary of Significant Accounting Policies
------   -----------------------------------------------------------
A. Gamogen, Inc. (the "Company) was incorporated on March 17, 1986 to acquire, develop and market medical products and services.

These consolidated financial statements include the accounts of Gamogen, Inc. and Gyneco, Inc. All intercompany balances and transactions have been eliminated in consolidation.

B. The Company has acquired from Repro-Med Systems, Inc. all rights and technology to certain impotence products being developed. Repro-Med Systems, Inc owns 699,200 shares of the Company's Common Stock.

C. Property and Equipment is stated at cost. Property is being depreciated over thirty-one and a half years and equipment is being depreciated over five to twelve years utilizing both the straight-line and accelerated methods of depreciation.

D. Costs incurred in obtaining patents have been capitalized and are being amortized over seventeen years. Organization costs have been capitalized and are being amortized over five years. Goodwill costs have been capitalized and are being amortized over thirty-five years.

E. Inventory is valued at the lower of cost (first-in, first-out method), or market.

F. The Company has approved an Incentive Stock Option Plan which authorizes the granting of options to key employees to purchase 40,000 shares of the Company's Common Stock. To date, no options have been granted under the plan.

G. Losses per share are based on the weighted average number of shares of Common Stock Outstanding and Common Stock Equivalents. The number of shares outstanding at February 28, 1997 and 1996 is 1,230,000.

Note 2 - Inventory
------   ---------
                             February 28, 1997      February 29, 1996
                             -----------------      -----------------
Inventory consists of:
Raw Materials                       $  69,112            $  101,538
Work in Process                        34,510                22,071
Finished Goods                         65,878                52,871
                                    ---------            ----------
Total                               $ 169,500            $  176,480
                                    ---------            ----------

                         Gamogen, Inc., and Subsidiary
                         Notes to Financial Statements
                    February 28, 1997 and February 29, 1996
                    ---------------------------------------

Note 3 - Property, Equipment And Other Assets
------   ------------------------------------

Property and Equipment:                             February 28,1997      February 29,1996
-----------------------                             ----------------      ----------------
Furniture and Equipment                                  $   172,639           $   172,639
Building Improvements                                              0                30,685
Less:  Accumulated Depreciation                             (146,685)             (169,148)
                                                         -----------           -----------
Net Property and Equipment                               $    25,954           $    34,176
--------------------------                               -----------           -----------

Other Assets:
Patent Costs                                             $   106,792           $   106,792
Goodwill                                                      14,137                14,137
Less:  Accumulated Amortization                             (102,803)              (97,272)
                                                         -----------            ----------
                                                              18,126                23,657
Impotence Technology                                         153,567               153,567
                                                         -----------            ----------
Net Other Assets                                         $   171,693           $   177,224
----------------                                         -----------            -----------

The Company will amortize the Other Asset - Impotence Technology of $153,567 beginning in the fiscal year ended February 28, 1998 based upon the outcome of the FDA review or approval of the Zonagen Inc. Oral Treatment for male impotency. If the Oral Treatment is approved by the FDA, amortization will be taken over a shorter period of time than if the Oral Treatment is not approved (See Note 5).

Note 4 - Related Party Transactions
------   --------------------------
Included in sales for the years ended February 1997, 1996, and 1995 were $62,776, $62,973, and $47,401, respectively, received from an affiliate for use of tooling equipment.

The Company has derived a significant portion of its funds for continuing operation as a result of loan advances from an affiliate of the Company. As of February 28, 1997 outstanding net loan advances from the affiliate are $66,314 and are included in Other Current Liabilities - Due To Affiliate.

Note 5 - Licensing Income
------   ----------------
The Company is receiving licensing income from Zonagen, Inc. from its sale of rights to Zonagen, Inc. for the Company's Oral Treatment for male impotency.

Note 6 - Earnings Per Share
------   ------------------
Earnings per share are computed by dividing net earnings by the weighted average number of shares of Common Stock and Common Stock Equivalents outstanding during the period.

Earnings Per Common Share   February 28, 1997    February 29, 1996    February 28, 1995
-------------------------   -----------------    -----------------    -----------------
Net Earnings Per Share           $0.01               $ (0.09)             $ (0.02)
Number of Shares               1,230,000             1,230,000            1,230,000

Note 7 - Income Tax
-------------------
At February 28, 1997 the Company had cumulative federal net operating losses of approximately $1,273,000. These losses can be carried forward for fifteen years and begin to expire on February 28, 2002.