Form 10QSB
period 1997-05-31
GAMOGEN INC
filed 1997-07-11
CIK 803034

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

                                QUARTERLY REPORT
    Pursuant to sections 13 or 15(d) of The Securities Exchange Act of 1934

                       FOR THE QUARTER ENDED MAY 31, 1997

                         Commission File Number 0-15382

                                 GAMOGEN, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            NEW YORK                                     13-3341562.
-------------------------------------------------------------------------------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                       Identification No.)

                     24 Carpenter Road, Chester, NY, 10918
-------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (914) 469-2042
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                   17 Industrial Place, Middletown, NY, 10940
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [ ]

At May 31, 1997 the registrant had outstanding 1,230,000 shares of Common Stock, $.01 par value.

PART I

Item 1. Financial Statements

Balance Sheets - May 31, 1997 and May 31, 1996 and February 28, 1997. Statements of Operations - For the three month period ended May 31, 1997 and May 31, 1996. Statements of Cash Flows - May 31, 1997 and May 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II

Item 1. Legal Proceedings
None

Item 2. Changes In Securities
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K
None

PART I, Item 1 - Financial Statements

                          Gamogen, Inc. and Subsidiary
                          Consolidated Balance Sheets

                                                                   May 31, 1997   May 31, 1996   Feb 28, 1997
                                                                   ------------   ------------   ------------
Assets
Current Assets
Cash and Cash Equivalents                                          $     1,932    $    91,138    $     1,368
Accounts Receivable                                                     81,264         34,964         23,657
Inventory                                                              174,802        180,611        169,500
Prepaid Expenses                                                         1,578         21,826          3,960
                                                                   -----------    -----------    -----------
Total Current Assets                                                   259,576        328,539        198,485
                                                                   -----------    -----------    -----------

Property, Equipment and Other Assets
Property and Equipment, Net                                             22,258         32,120         25,954
Other Assets, Net                                                      163,233        175,841        171,693
                                                                   -----------    -----------    -----------
Total Property, Equipment and Other Assets                             185,491        207,961        197,647
                                                                   -----------    -----------    -----------
Total Assets                                                       $   445,067    $   536,500    $   396,132
                                                                   ===========    ===========    ===========
Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable                                                   $     1,335    $     2,071    $         0
Accrued Expenses                                                         3,092         16,426         10,468
Other Liabilities - Due To Affiliate                                   116,153        148,462         66,314
                                                                   -----------    -----------    -----------
Total Current Liabilities                                              120,580        166,959         76,782
                                                                   -----------    -----------    -----------

Stockholders' Equity
Common Stock, $.01 Par Value Authorized 4,000,000 Shares, Issued
and Outstanding 1,230,000                                               12,300         12,300         12,300
Warrants Outstanding                                                        40             40             40
Additional Paid-In                                                   1,579,723      1,579,723      1,579,723
Capital
Accumulated (Deficit)                                               (1,267,576)    (1,222,522)    (1,272,713)
                                                                   -----------    -----------    -----------
Total Stockholders' Equity                                             324,487        369,541        319,350
                                                                   -----------    -----------    -----------

Total Liabilities and Stockholders' Equity                         $   445,067    $   536,500    $   396,132
                                                                   ===========    ===========    ===========

                          Gamogen, Inc. and Subsidiary
                    Consolidated Statements of Income (Loss)
                           For The Three Months Ended

                                        May 31, 1997    May 31, 1996
                                        ------------    ------------
Sales                                    $  74,478       $  85,567

Costs and Expenses:
Cost of Goods Sold                          21,374          36,409
Selling, General and Administrative         85,903          75,652
Depreciation and Amortization               12,156           3,438
                                         ---------       ---------
                                           119,433         115,499
                                         ---------       ---------
Net Income (Loss) From Operations          (44,955)        (29,932)

Other Income (Expense):
Licensing Income                            50,000          87,800
Interest & Other Income                         92             148
                                         ---------       ---------
                                            50,092          87,948
                                         ---------       ---------

Net Income                               $   5,137       $  58,016
                                         =========       =========

Net Income (Loss) Per Common Share       $    0.00       $    0.05
                                         =========       =========

                          Gamogen, Inc. and Subsidiary
                            Statements of Cash Flow
                           For The Three Months Ended

                                                                               May 31, 1997        May 31, 1996
                                                                               ------------        ------------
Cash Flow From Operating Activities:
Net Income                                                                          5,137              58,016

Adjustments To Reconcile Net Income (Loss) To Cash Provided By (Used In)
Operating Activities:
Depreciation and Amortization                                                      12,156               3,438
(Increase) Decrease In Prepaid Expenses                                             2,382             (15,838)
(Increase) Decrease in Accounts Receivable                                        (57,607)             (1,148)
(Increase) Decrease in Inventory                                                   (5,302)             (4,131)
Increase (Decrease) in Accounts Payable                                             1,335              (3,778)
Increase (Decrease) in Accrued Expenses                                            (7,376)             13,856
Increase (Decrease) in Other Liabilities - Due To Affiliate                        49,839              40,292
                                                                                 --------            --------
Cash Provided By (Used In) Operating Activities                                       564              90,707

Cash and Cash Equivalents - Beginning of Year                                       1,368                 431
                                                                                 --------            --------

Cash and Cash Equivalents - End of Period                                        $  1,932            $ 91,138
                                                                                 ========            ========


                          Gamogen, Inc. and Subsidiary
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      (Reference is made to Notes to Financial Statements included in the
                           Company's Annual Report)

(1) Management's Statement

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB.

Part I, Item 2
                          Gamogen, Inc. and Subsidiary
               Management's Discussion and Analysis of Financial
                  Condition and Results of Operations for use
                  with 10-QSB for Quarter Ended May 31, 1997.

Capital Resources and Liquidity

At May 31, 1997, the Company's cash and cash equivalents balance on a consolidated basis was $1,932 and net working capital was $138,996. The Company's cash and cash equivalents net working capital balances on a consolidated basis at May 31, 1996 were $91,138 and $161,580, respectively. The Company's net income for the quarter ended May 31, 1997 was $5,137. This compares to the Company's net income for the quarter ended May 31, 1996 of $58,016.

On July 10, 1993 the Company acquired the rights to an Oral Treatment for Male Impotence developed by Dr. Zorgniotti. On April 12, 1994 the Board of Directors approved and on April 14, 1994 the Company signed with Zonagen, a small US based biotechnology company, an agreement under which Zonagen acquired all rights to the Company's Oral Treatment for Male Impotence ("Impotence Agreement"). In exchange for the above rights the Company received from Zonagen $100,000 in cash and, subject to certain FDA approvals and the Company's agreement not to compete, future payments of $200,000 in restricted common stock of Zonagen, and royalties on Zonagen's future sales of the Oral Treatment as follows payable in cash to Gamogen. Future product royalties payable to Gamogen under the Impotence Agreement are equal to the following percentages of net sales of the Oral Treatment for Male Impotence:

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

In the year ended February 1995 the Company recorded licensing income from the Impotence Agreement of $47,107 ($100,000 in payments made by Zonagen less related expenses of $52,893). In the year ended February 1996 no payments were received by the Company under the Impotence Agreement.

On May 28, 1996 a stock payment was received by the Company in the form of 19,512 restricted common stock shares of Zonagen in accordance with the terms of the Impotence Agreement. On June 10, 1996 the Company received an offer of $4.50 per share, a total of $87,800, on the 19,512 restricted shares from a small group of private investors. This price was approximately 50% of the then NASDAQ market price for Zonagen, Inc. common stock. On June 20, 1996 the Company sold the 19,512 restricted shares to the same group of private investors for $87,800.

On January 24, 1997 the Board of Directors approved and signed with Zonagen a conditional amendment to the Impotence Agreement granting Zonagen the right ("Option") to amend the Impotence Agreement eliminating the following:

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

Under the conditional amendment Zonagen is granted the option for a period of three years ending January 24, 2000, however, Gamogen may terminate the Option prior to January 24, 2000 if Zonagen fails to make any of the following payments ("Maintenance Payments") in cash to Gamogen: $75,000 upon the execution of the conditional amendment and $75,000 on each July 24 and January 24 which occurs after the execution of the conditional amendment and before Zonagen's exercise of the Option, with the final payment due on July 24, 1999. On January 24, 1997 the Company received from Zonagen the initial Maintenance Payment of $75,000. As a result of the sale on June 20, 1996 of the 19,512 restricted Zonagen shares for $87,800 and receipt of the initial maintenance payment of $75,000 on January 24, 1997 the Company recorded licensing income of $162,800 for the year ended February 1997.

As of May 19, 1997 Zonagen had not received approval by the US FDA or approvals in other countries for the marketing of Vasomax (the Oral Treatment). There can be no guarantee concerning the Oral Treatment that approvals by the US FDA or approvals in other countries will be secured and if secured that Zonagen will be successful in marketing of the product. As of May 19, 1997 the Company has not received any royalty payments under the Impotence Agreement. The Company does not anticipate royalty payments under the Impotence Agreement from Zonagen within the next 12 months, with the exception, subject to the Option, of possible royalty payments by Zonagen resulting from the sale of the Oral Treatment in Mexico. Although there can be no guarantee concerning Maintenance Payments under the Option, the Company does anticipate Maintenance Payments from Zonagen of $150,000 within the next 12 months.

As discussed in the Company's form 10-KSB Annual Report for the year ended February 28, 1997, the Company will amortize its Other Asset - Impotence Technology of $153,567 beginning in the fiscal year ending February 28, 1998. In the 3 months ended March 31, 1997 amortization expense of $7,678 is included in Depreciation and Amortization to reflect amortization of the Other Asset - Impotence Technology of $153,567. This amortization is based on the anticipated schedule of the FDA review of the Oral Treatment. If the Oral Treatment is approved by the FDA, amortization will be taken over a shorter period of time.

The Company derived a significant portion of its funds for continuing operation as a result of loan advances from an affiliate. As of May 31, 1997 total outstanding net loan advances from the affiliate are $116,153 and are included in Other Current Liabilities. As of February 28, 1997 outstanding net loan advances from the affiliate totaled $66,314. Under terms of an agreement with its affiliate to extend repayment terms on the February 1997 advance balance, $66,314 of the current net loan advance balance is due on March 1, 1998. Under terms of the extension agreement Gamogen will pay its affiliate an additional $5,968 in interest on this portion of the advance on March 1, 1998. If Gamogen pays the $66,314 portion of the advance in whole or in part earlier than March 1, 1998 then the interest amount will be prorated accordingly at an APR of 9%. For the three months ended May 31, 1997, additional net loan advances from the affiliate were $49,839, which is due on July 31, 1997. Gamogen anticipates paying by July 31, 1997 the net loan advances from the affiliate of $49,839. Gamogen's cash flow from operations is expected to be sufficient to enable it to meet its total net cash requirements through February 1998, however, the Company anticipates that it will continue to rely on loan advances from an affiliate to fund periodic cash shortfalls due to payments required by its vendors under standard trade terms. There can be no guarantee, however, that these loan advances from the Company's affiliate will continue to be made nor that extensions beyond March 1, 1998 for full payment of the net loan advance amount of $66,314 due on March 1, 1998 will be made.

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

Results of Operations

Results For Three Months Ended May 31, 1997 As Compared With Three Months Ended May 31, 1996:

The Company's sales for the quarter ended May 31, 1997 were $74,478. This represents an decrease of $11,089 or 13% versus the quarter ended May 31, 1996. The Company's loss from operations was $44,955 in the quarter ended May 31, 1997. This compares to a loss from operations of $29,932 for the same quarter of the previous fiscal year. The increase in the Company's loss from operations results primarily from amortization of the Company's Other Asset - Impotence Technology and increased operating losses by its subsidiary, Gyneco. The Company's loss from operations in the quarter ended May 31, 1997 includes Gyneco's operating loss of $23,083. In the quarter ended May 31, 1996 the loss from operations included Gyneco's operating loss of $17,192.

Net income for the quarter ended May 31, 1997 was $5,137. This compares to the net income for the quarter ended May 31, 1996 of $58,016. The Company's net income for the quarters ended May 31, 1997 and May 31, 1996 result primarily from licensing income from the Company's Impotence Agreement with Zonagen. The Company's net income per share of common stock was $0.00 in the current fiscal quarter versus income per share of $0.05 in the quarter ended May 31, 1996.

Selling, general and administrative expenses were $85,903 in the current fiscal quarter compared to $75,652 in the same quarter of the prior fiscal year. Depreciation and amortization was $12,156 in the quarter ended May 31, 1997 versus $3,438 in the same quarter of the prior fiscal year. The increase in depreciation and amortization results from a $7,678 charge for amortization of the Other Asset - Impotence Technology initiated beginning March 1, 1997 (see Capital Resources and Liquidity section above).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the following persons, thereunto duly authorized.

GAMOGEN, INC.



/s/ Andrew I. Sealfon                                           July 14, 1997
---------------------
Andrew I. Sealfon, President, Treasurer,
Chairman of the Board, Director, and Chief
 Executive Officer


/s/ Jesse A. Garringer                                           July 14, 1997
----------------------
Jesse A. Garringer, Executive Vice-President,
Secretary, Director, and Chief  Financial Officer