Form 10QSB
period 1997-08-31
GAMOGEN INC
filed 1997-10-14
CIK 803034

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

                                QUARTERLY REPORT
    Pursuant to sections 13 or 15(d) of The Securities Exchange Act of 1934

                     FOR THE QUARTER ENDED AUGUST 31, 1997

                         Commission File Number 0-15382

                                 GAMOGEN, INC.
             (Exact name of registrant as specified in its charter)

           NEW YORK                                    13-3341562.
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                     Identification No.)

                     24 Carpenter Road, Chester, NY, 10918
              (Address of principal executive offices) (Zip Code)

                                 (914) 469-2042
              (Registrant's telephone number, including area code)

                   17 Industrial Place, Middletown, NY, 10940
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [X] No [ ]

At August 31, 1997 the registrant had outstanding 1,230,000 shares of Common Stock, $.01 par value.

PART I

Item 1.  Financial Statements

Balance Sheets - August 31, 1997 and August 31, 1996 and February 28, 1997. Statements of Operations - For the three month period ended August 31, 1997 and August 31, 1996. Statements of Cash Flows - August 31, 1997 and August 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II

Item 1. Legal Proceedings
None

Item 2. Changes In Securities
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K
None

PART I, Item 1 - Financial Statements

                          Gamogen, Inc. and Subsidiary

                          Consolidated Balance Sheets

                                                                   Aug 31, 1997   Aug 31, 1996   Feb 28, 1997
                                                                   ------------   ------------   ------------
Assets
Current Assets
Cash and Cash Equivalents                                          $     6,185    $    61,974    $     1,368
Accounts Receivable                                                    585,798         26,446         23,657
Inventory                                                              172,393        184,842        169,500
Prepaid Expenses                                                         2,294         18,382          3,960
                                                                   -----------    -----------    -----------
Total Current Assets                                                   766,670        291,644        198,485
                                                                   -----------    -----------    -----------

Property, Equipment and Other Assets
Property and Equipment, Net                                             18,863         30,065         25,954
Other Assets, Net                                                      154,173        174,459        171,693
                                                                   -----------    -----------    -----------
Total Property, Equipment and Other Assets                             173 036        204,524        197,647
                                                                   -----------    -----------    -----------

Total Assets                                                       $   939,706    $   496,168    $   396,132
                                                                   ===========    ===========    ===========

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable                                                   $     8,234    $     8,901    $         0
Accrued Expenses                                                        54,092          8,313         10,468
Other Liabilities - Due To Affiliate                                    97,629        151,960         66,314
                                                                   -----------    -----------    -----------
Total Current Liabilities                                              159,955        169,174         76,782
                                                                   -----------    -----------    -----------

Stockholders' Equity
Common Stock, $.01 Par Value Authorized 4,000,000 Shares,
Issued and Outstanding 1,230,000                                        12,300         12,300         12,300
Warrants Outstanding                                                        40             40             40
Additional Paid-In Capital                                           1,579,723      1,579,723      1,579,723
Accumulated (Deficit)                                                 (812,312)    (1,265,069)    (1,272,713)
                                                                   -----------    -----------    -----------
Total Stockholders' Equity                                             779,751        326,994        319,350
                                                                   -----------    -----------    -----------

Total Liabilities and Stockholders' Equity                         $   939,706    $   496,168    $   396,132
                                                                   ===========    ===========    ===========

                                       3

                          Gamogen, Inc. and Subsidiary

                    Consolidated Statements of Income (Loss)

                                              For The Three Months Ended     For The Six Months Ended
                                            -----------------------------   ---------------------------
                                            Aug 31, 1997     Aug 31, 1996   Aug 31,1997     Aug 31,1996
                                            ------------     ------------   -----------     -----------
Sales:
Net sales of Products                        $  77,546       $  85,225       $ 152,024       $ 170,792
Sale of Impotence Treatment                    708,000               0         708,000               0
                                             ---------       ---------       ---------       ---------
                                               785,546          85,225         860,024         170,792
                                             ---------       ---------       ---------       ---------

Costs and Expenses:
Cost of Goods Sold                              27,979          39,767          49,353          76,176
Selling, General and Administrative            139,148          85,084         225,051         160,736
Depreciation and Amortization                   12,756           3,438          24,912           6,876
                                             ---------       ---------       ---------       ---------
                                               179,883         128,289         299,316         243,788
                                             ---------       ---------       ---------       ---------

Net Income (Loss) From Operations              605,663         (43,064)        560,708         (72,996)

Other Income (Expense):
Licensing - Maintenance Payments (Credits)    (125,000)              0         (75,000)              0
Licensing - Non-compete Payments                     0               0               0          87,800
Interest & Other Income                             44             517             136             665
                                             ---------       ---------       ---------       ---------
                                              (124,956)            517         (74,864)         88,465
                                             ---------       ---------       ---------       ---------


Net Income (Loss) Before Income Taxes          480,707         (42,547)        485,844          15,469
Provision (Benefit) For Income Taxes            25,444               0          25,444               0
                                             ---------       ---------       ---------       ---------
Net Income (Loss)                            $ 455,263       $ (42,547)      $ 460,400       $  15,469
                                             =========       =========       =========       =========

Net Income (Loss) Per Common Share           $    0.37       $   (0.03)      $    0.37       $    0.01
                                             =========       =========       =========       =========

                                       4

                          Gamogen, Inc. and Subsidiary

                            Statements of Cash Flow
                            For The Six Months Ended

                                                                         Aug 31, 1997  Aug 31, 1996
                                                                         ------------  ------------
Cash Flow From Operating Activities:
Net Income                                                                 $ 460,400    $  15,469

Adjustments To Reconcile Net Income (Loss) To Cash
Provided By (Used In)
Operating Activities:
Depreciation and Amortization                                                 24,912        6,876
(Increase) Decrease In Prepaid Expenses                                        1,666      (12,395)
(Increase) Decrease in Accounts Receivable                                  (562,141)       7,370
(Increase) Decrease in Inventory                                              (2,893)      (8,362)
Increase (Decrease) in Accounts Payable                                        8,234        3,052
Increase (Decrease) in Accrued Expenses                                       43,624        5,743
Increase (Decrease) in Other Liabilities - Due To Affiliate                   31,315       43,790
                                                                           ---------    ---------
Cash Provided By (Used In) Operating Activities                                5,117       61,543

Cash Flows From Investing Activities
(Acquisition) of Equipment                                                      (300)           0

Cash and Cash Equivalents - Beginning of Year                                  1,368          431
                                                                           ---------    ---------
Cash and Cash Equivalents - End of Period                                  $   6,185    $  61,974
                                                                           =========    =========

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

Part I, Item 2
                          Gamogen, Inc. and Subsidiary

   Management's Discussion and Analysis of Financial Condition and Results of
       Operations for use with 10-QSB for Quarter Ended August 31, 1997.

Capital Resources and Liquidity

At August 31, 1997, the Company's cash and cash equivalents balance on a consolidated basis was $6,185 and net working capital was $606,715. The Company's cash and cash equivalents net working capital balances on a consolidated basis at August 31, 1996 were $61,974 and $122,470, respectively. The Company's net income for the quarter ended August 31, 1997 was $455,263. This compares to the Company's net loss for the quarter ended August 31, 1996 of $42,547. The Company's net income for the six month period ended August 31, 1997 was $460,400. This compares to the Company's net income for the six month period ended August 31, 1996 of $15,469.

On July 10, 1993 the Company acquired the rights to an Oral Treatment for Male Impotence developed by Dr. Zorgniotti. On April 12, 1994 the Board of Directors approved and on April 14, 1994 the Company signed with Zonagen, a small US based biotechnology company, an agreement under which Zonagen acquired all rights to the Company's Oral Treatment for Male Impotence ("Impotence Agreement"). In exchange for the above rights the Company received from Zonagen $100,000 in cash and, subject to certain FDA approvals and the Company's agreement not to compete, future payments of $200,000 in restricted common stock of Zonagen, and royalties on Zonagen's future sales of the Oral Treatment.

In the year ended February 1995 the Company recorded income from the Impotence Agreement of $47,107 ($100,000 in licensing payments made by Zonagen less related expenses of $52,893). In the year ended February 1996 no payments were received by the Company under the Impotence Agreement.

On May 28, 1996 a stock payment was received by the Company in the form of 19,512 restricted common stock shares of Zonagen in accordance with certain non-compete terms of the Impotence Agreement. On June 20, 1996 the Company sold the 19,512 restricted shares to a small group of private investors for $87,800. This price was approximately 50% of the then NASDAQ market price for Zonagen, Inc. non-restricted common stock.

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

The Option was conditioned on the payment to Gamogen the amount of $750,000 ("Option Price") if the Option were exercised by January 24, 1998 less any Maintenance Payments (see below) received by Gamogen. The Option included increases in the Option Price for later exercise of the Option through January 24, 2000.

Under the conditional amendment Zonagen was granted the option, provided however, that Zonagen make the following payments ("Maintenance Payments") in cash to Gamogen: $75,000 upon the execution of the conditional amendment and $75,000 on each July 24 and January 24 which occurs after the execution of the conditional amendment and before Zonagen's exercise of the Option. On January 24, 1997 the Company received from Zonagen the initial Maintenance Payment of $75,000 which the Company recorded as licensing income. In July 1997 Gamogen received a second maintenance payment of $75,000 under the conditional amendment.

In August 1997 Gamogen negotiated with Zonagen for revision to the Conditional Amendment Number 1 of The Assignment Agreement. In September 1997 the Board of Directors approved and signed with Zonagen a conditional amendment, Amendment Number 2 to the Assignment Agreement, establishing an option price of $708,000 if the option were exercised on or before September 30, 1997. On August 31, 1997 Gamogen recorded a $558,000 accounts receivable which results from the sale of the impotence oral treatment for $708,000 and offsetting credits allowed on two maintenance payments previously received totaling $150,000. Gamogen subsequently received payment from Zonagen on October 1, 1997 in the net amount of $558,000. The amount of $558,000 is detailed as follows:

          Sale of Impotence Oral Treatment                          $708,000
          less : credits for Maintenance Payments                   (150,000)
                                                                    --------
          Net Payment                                               $558,000

As a result of this payment Zonagen has exercised the Option and Gamogen is not entitled to further payments under the Assignment Agreement and its amendments.

In August 1997 Gamogen recorded general and administrative expenses of $55,660 for certain administrative costs and other expenses related to the sale of the impotence oral treatment and the conditional amendments.

As discussed in the Company's form 10-KSB Annual Report for the year ended February 28, 1997, the Company has initiated the amortization of its Other Asset - Impotence Technology of $153,567 related to Gamogen's 2-drug injectable impotence treatment program. Further work on Gamogen's 2-drug injectable impotence treatment program has been deferred due to funding constraints. In the 6 months ended August 31, 1997 amortization expense of $15,356 is included in Depreciation and Amortization to reflect amortization of the Other Asset - Impotence Technology. This amortization is based on the anticipated FDA review schedule of the Oral Treatment. If the Oral Treatment is approved by the FDA, amortization will be taken over a shorter period of time. As of October 1, 1997 Zonagen had not received approval by the US FDA for the marketing of the Oral Treatment.

The Company derived a significant portion of its funds for continuing operation as a result of loan advances from an affiliate. As of August 31, 1997 total outstanding net loan advances from the affiliate are $97,629 and are included in Other Current Liabilities. As of February 28, 1997 outstanding net loan advances from the affiliate totaled $66,314. Under terms of an agreement with its affiliate to extend repayment terms on the February 1997 advance balance, $66,314 of the current net loan advance balance is due on March 1, 1998. Under terms of the extension agreement Gamogen will pay its affiliate an additional $5,968 in interest on this portion of the advance on March 1, 1998. If Gamogen pays the $66,314 portion of the advance in whole or in part earlier than March 1, 1998 then the interest amount will be prorated accordingly at an APR of 9%. For the three months ended August 31, 1997, additional net loan advances from the affiliate were $31,315, which is due on October 31, 1997. Gamogen anticipates paying by October 31, 1997 all outstanding net loan advances from the affiliate.

Gamogen's cash flow from sale of the impotence technology is expected to be sufficient to enable it to meet its total net cash requirements through August 1998. Excluding cash flow from the sale of the impotence technology, Gamogen's cash flow from operations is anticipated to be negative through August 1998, due in large part to continuing losses from operations by its subsidiary Gyneco. In an effort to improve its cash flows from operations, the Company has pursued efforts to improve sales of current Gyneco products and reduce expenses. As previously reported, the Company, in consideration of the above items, is investigating other options to improve its operating cash flow and liquidity. Under investigation are the issuance of additional common stock and the sale of the Company's Gyneco subsidiary.

Any statements which are not historical facts contained in this report are forward looking statements that involve risks and uncertainties, including but not limited to those relating to the uncertainty related to unexpected increases or decreases in sales of the Company's products, Food and Drug Administration or other government regulation, and other risks identified in the Company's Securities and Exchange Commission filings.

Results of Operations

Results For Three Months Ended August 31, 1997 As Compared With
Three Months Ended August 31, 1996:

The Company's sales for the quarter ended August 31, 1997 were $785,546. This represents an increase of $700,321 or versus the quarter ended August 31, 1996. The increase in sales is due to the sale of the Gamogen's impotence oral treatment for $708,000. The Company's income from operations was $605,663 in the quarter ended August 31, 1997. This compares to a loss from operations of $43,064 for the same quarter of the previous fiscal year. Income from operations of $605,663 for the quarter ended August 31, 1997 results primarily from the sale of Gamogen's impotence oral treatment. The Company's income from operations in the quarter ended August 31, 1997 was reduced in part by Gyneco's operating loss of $21,203. In the quarter ended August 31, 1996 the Company's loss from operations of $43,064 included Gyneco's operating loss of $30,023.

In the quarter ended August 31, 1997, Gamogen's income before income taxes was $480,707 as compared to a loss of $42,547 in the same quarter of the prior fiscal year. Income before income taxes for the quarter ended August 31, 1997, resulted from income from operations of $605,663 offset in part by reversal of licensing income from Maintenance Payments previously recorded of $125,000. The credits for Maintenance Payments of $125,000 result from the sale of Gamogen's impotence oral treatment (see capital Resources and Liquidity section above).

Net income for the quarter ended August 31, 1997 was $455,263. This compares with a net loss of $42,547 in the same quarter of the previous fiscal year. Net income for the quarter ended August 31, 1997, resulted from income before taxes of $480,707, offset in part by $25,444 in related income tax expense.

The Company's net income per share of common stock was $0.37 in the current fiscal quarter versus a loss per share of $0.03 in the quarter ended August 31, 1996.

Selling, general and administrative expenses were $139,148 in the current fiscal quarter compared to $85,084 in the same quarter of the prior fiscal year. Selling, general and administrative expenses increased due to $55,660 in administrative costs and other expenses related to the sale of the impotence oral treatment and the conditional amendments (see capital Resources and Liquidity section above).

Depreciation and amortization was $12,756 in the quarter ended August 31, 1997 versus $3,438 in the same quarter of the prior fiscal year. The increase in depreciation and amortization results from a $7,678 charge for amortization of the Other Asset Impotence Technology (see Capital Resources and Liquidity section above).

Results For Six Months Ended August 31, 1997 As Compared With
Six Months Ended August 31, 1996:

The Company's sales for the six month period ended August 31, 1997 were $860,024. This represents an increase of $689,232 versus the six month period ended August 31, 1996. The increase in sales is due to the sale of the Gamogen's impotence oral treatment for $708,000. The Company's income from operations was

$560,708 in the six month period ended August 31, 1997. This compares to a loss from operations of $72,996 for the same six month period of the previous fiscal year. Income from operations of $560,708 for the six month period ended August 31, 1997 results primarily from the sale of Gamogen's impotence oral treatment. The Company's income from operations in the six month period ended August 31, 1997 includes Gyneco's operating loss of $44,377. In the six month period ended August 31, 1996 the Company's loss from operations included Gyneco's operating loss of $47,215.

In the six month period ended August 31, 1997, Gamogen's income before income taxes was $485,844 as compared to income before taxes of $15,469 in the same six month period of the prior fiscal year. Income before income taxes for the six month period ended August 31, 1997, resulted from income from operations of $560,708 offset in part by reversal of licensing income from Maintenance Payments recorded in the previous fiscal year of $75,000. The credits for Maintenance Payments of $75,000 result from the sale of Gamogen's impotence oral treatment (see capital Resources and Liquidity section above). Income before income taxes for the six month period ended August 31, 1996, resulted from proceeds of $87,800 from the sale on June 20, 1996 of Zonagen restricted stock received from Zonagen in accordance with certain non-compete terms of the Impotence Agreement offset in part by the Company's net loss from operations of $72,996.

Net income for the six month period ended August 31, 1997 was $460,400. This compares with net income of $15,469 in the same six month period of the previous fiscal year. Net income for the six month period ended August 31, 1997, resulted from income before taxes of $485,844, offset in part by the related provision of $25,444 for income taxes.

The Company's net income per share of common stock was $0.37 for the six month period ended August 31, 1997. The Company's net income per share of common stock was $0.01 for the six month period ended August 31, 1996.

Selling, general and administrative expenses were $225,051 for the six month period ended August 31, 1997 compared to $160,736 in the same six month period of the prior fiscal year. Selling, general and administrative expenses increased due primarily to increased administrative costs and other expenses related to the sale of the impotence oral treatment and the conditional amendments (see capital Resources and Liquidity section above).

Depreciation and amortization was $24,912 in the six month period ended August 31, 1997 versus $6,876 in the same six month period of the prior fiscal year. The increase in depreciation and amortization results from a $15,356 charge for amortization of the Other Asset - Impotence Technology (see Capital Resources and Liquidity section above).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the following persons, thereunto duly authorized.

GAMOGEN, INC.



/s/ Andrew I. Sealfon                                          October 6, 1997
---------------------
Andrew I. Sealfon, President, Treasurer, Chairman of the Board,
Director, and Chief Executive Officer


/s/ Jesse A. Garringer                                         October 6, 1997
----------------------
Jesse A. Garringer, Executive Vice-President, Secretary,
Director, and Chief  Financial Officer