Form 10QSB
period 1997-11-30
GAMOGEN INC
filed 1998-01-12
CIK 803034

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                FORM 10-QSB

                             QUARTERLY REPORT
  Pursuant to sections 13 or 15(d) of The Securities Exchange Act of 1934

                  FOR THE QUARTER ENDED NOVEMBER 30, 1997

                      Commission File Number 0-15382

                             GAMOGEN, INC.
          (Exact name of registrant as specified in its charter)

        NEW YORK                                13-3341562
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

                           Yes [ X ]   No [   ]

At November 30, 1997 the registrant had outstanding 1,230,000 shares of Common Stock, $.01 par value.

PART I

Item 1.  Financial Statements

Balance Sheets - November 30, 1997 and November 30, 1996 and February 28,
1997.
Statements of Income - For the three and nine month periods ended November 30, 1997 and November 30, 1996.
Statements of Cash Flows - November 30, 1997 and November 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II

Item 1. Legal Proceedings
None

Item 2. Changes In Securities
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K
None

PART I, Item 1 - Financial Statements

                       Gamogen, Inc. and Subsidiary

                        Consolidated Balance Sheets

                                    Nov 30,1997  Nov 30,1996  Feb 28,1997
                                    -----------  -----------  -----------

Assets
Current Assets
Cash and Cash Equivalents              $472,073      $12,747    $ 1,368
Accounts Receivable                      28,355       36,424     23,657
Inventory                               165,427      173,766    169,500
Prepaid Expenses                            938       11,563      3,960
                                       --------      -------    -------
Total Current Assets                    666,793      234,500    198,485
                                       --------      -------    -------
Property, Equipment and Other Assets
Property and Equipment, Net              15,158       28,009     25,954
Other Assets, Net                       145,590      173,076    171,693
                                       --------      -------    -------
Total Property, Equip and Other Assets  160,748      201,085    197,647
                                       --------      -------    -------

Total Assets                          $ 827,541    $ 435,585  $ 396,132
                                       ========      =======    =======

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable                      $   5,265    $   3,669   $      0
Accrued Expenses                         44,905        8,635     10,468
Other Liabilities - Due To Affiliate     44,978      118,729     66,314
                                       --------      -------    -------
Total Current Liabilities                95,148      131,033     76,782
                                       --------      -------    -------
Stockholders' Equity
Common Stock, $.01 Par Value
Authorized 4,000,000 Shares, Issued
and Outstanding 1,230,000                12,300       12,300     12,300
Warrants Outstanding                         40           40         40
Additional Paid-In Capital            1,579,723    1,579,723  1,579,723
Accumulated (Deficit)                 (859,670)  (1,287,511) (1,272,713)
                                      ---------  ----------- -----------
Total Stockholders' Equity             732,393       304,552    319,350
                                      ---------  ----------- -----------
Total Liabilities & Stockholders'
Equity                               $ 827,541  $    435,585  $ 396,132
                                      =========  =========== ===========

                       Gamogen, Inc. and Subsidiary

                 Consolidated Statements of Income (Loss)

                         For The Three Months Ended  For The Nine Months Ended
                         --------------------------  -------------------------
                           Nov 30,1997  Nov 30,1996  Nov 30,1997  Nov 30,1996
                           -----------  -----------  -----------  -----------

Sales:
Net Sales of Products       $ 79,107     $ 102,746    $ 231,131   $ 273,538
Sale of Impotence Treatment        0             0      708,000           0
                              ------       -------      -------     -------
                              79,107       102,746      939,131     273,538
                              ------       -------      -------     -------
Costs and Expenses:
Cost of Goods Sold            29,150        41,552       78,503     117,728
Selling, General and
Administrative                85,163        80,556      310,214     241,292
Depreciation and Amort.       12,287         3,439       37,199      10,315
                             -------       -------      -------     -------
                             126,600       125,547      425,916     369,335
                             -------       -------      -------     -------
Net Income/(Loss) From
Operations                  (47,493)      (22,801)      513,215    (95,797)

Other Income (Expense):
Licensing - Maint. Payments
(Credits)                          0             0     (75,000)           0
Licensing - Non-compete
Payments                           0             0            0      87,800
Interest & Other Income            0           359          136       1,024
                             -------       -------      -------     -------
                                   0           359     (74,864)      88,824
                             -------       -------      -------     -------

Net Income/(Loss) Bef.Taxes (47,493)      (22,442)      438,351     (6,973)
Provision/(Benefit) For
Income Taxes                   (137)             0       25,307           0
                             -------       -------      -------     -------
Net Income (Loss)         $ (47,356)    $ (22,442)    $ 413,044   $ (6,973)
                             =======       =======      =======     =======
Net Income (Loss) Per
Common Share              $   (.04)     $   (.02)     $   .34     $  (.01)
                             =======       =======      =======     =======


                       Gamogen, Inc. and Subsidiary

                          Statements of Cash Flow
                         For The Nine Months Ended

                                        Nov 30,1997    Nov 30,1996
                                        -----------    -----------

Cash Flow From Operating Activities:
Net Income                               $  413,044       (6,973)

Adjustments To Reconcile Net Income
(Loss) To Cash Provided By (Used In)
Operating Activities:
Depreciation and Amortization                37,199       10,315
(Increase) Decrease In Prepaid Expenses       3,022       (5,576)
(Increase) Decrease in Accounts
Receivable                                   (4,698)      (2,608)
(Increase) Decrease in Inventory              4,073        2,714
Increase (Decrease) in Accounts Payable       5,265       (2,180)
Increase (Decrease) in Accrued Expenses      34,436        6,065
Increase (Decrease) in Other
Liabilities - Due To Affiliate              (21,336)      10,559
                                            --------     --------
Cash Provided By (Used In) Operating
Activities                                  471,005       12,316

Cash Flows From Investing Activities
(Acquisition) of Equipment                    (300)            0

Cash and Cash Equivalents - Beginning
of Year                                       1,368          431
                                            -------      --------
Cash and Cash Equivalents - End of
Period                                   $  472,073   $   12,747
                                            =======      ========

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

Part I, Item 2
                       Gamogen, Inc. and Subsidiary

Management's Discussion and Analysis of Financial Condition and Results of
    Operations for use with 10-QSB for Quarter Ended November 30, 1997.

Capital Resources and Liquidity

At November 30, 1997, the Company's cash and cash equivalents balance on a consolidated basis was $472,073 and net working capital was $571,645. The Company's cash and cash equivalents net working capital balances on a consolidated basis at November 30, 1996 were $12,747 and $103,467, respectively. The Company's net loss for the quarter ended November 30, 1997 was $47,356. This compares to the Company's net loss for the quarter ended November 30, 1996 of $22,442. The Company's net income for the nine month period ended November 30, 1997 was $413,044. This compares to the Company's net loss for the nine month period ended November 30, 1996 of $6,973.

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

On May 28, 1996 a stock payment was received by the Company in the form of 19,512 restricted common stock shares of Zonagen in accordance with certain non-compete terms of the Impotence Agreement. On June 20, 1996 the Company sold the 19,512 restricted shares to a small group of private investors for $87,800, approximately 50% of the then NASDAQ market price for Zonagen, Inc. non-restricted common stock.

On January 24, 1997 the Board of Directors approved and signed with Zonagen a conditional amendment to the Impotence Agreement granting Zonagen the right ("Option") to amend the Impotence Agreement eliminating the following:

1) Gamogen's rights to royalties on Zonagen's future sales of the Oral
   Treatment;
2) Gamogen's rights to market the Oral Treatment in countries where Zonagen does not timely obtain regulatory approval for and commence marketing of the Oral Treatment.

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

In November 1997 Gamogen negotiated with Zonagen for revision to the Conditional Amendment Number 1 of The Assignment Agreement. In November
1997 the Board of Directors approved and signed with Zonagen a conditional amendment, Amendment Number 2 to the Assignment Agreement, establishing an option price of $708,000 if the option were exercised on or before September 30, 1997. On August 31, 1997 Gamogen recorded a $558,000 accounts receivable which resulted from the sale of the impotence oral treatment for $708,000 reduced by credits for maintenance payments previously received of $150,000. Gamogen received payment from Zonagen for the full amount of this account receivable on October 1, 1997. As a result of this payment Zonagen has exercised the Option and Gamogen is not entitled to further payments under the Assignment Agreement and its amendments.

In August 1997 Gamogen recorded general and administrative expenses of $55,660 for certain administrative costs and other expenses related to the sale of the impotence oral treatment and the conditional amendments.

As discussed in the Company's form 10-KSB Annual Report for the year ended February 28, 1997, the Company has initiated the amortization of its Other Asset - Impotence Technology of $153,567 related to Gamogen's 2-drug injectable impotence treatment program. Further work on Gamogen's 2-drug injectable impotence treatment program has been deferred due to funding constraints. In the nine months ended November 30, 1997 amortization expense of $23,035 is included in Depreciation and Amortization to reflect amortization of the Other Asset - Impotence Technology. This amortization is based on the anticipated FDA review schedule of the Oral Treatment. If the Oral Treatment is approved by the FDA, amortization may be taken over a shorter period of time. As of January 1, 1998 Zonagen had not received approval by the US FDA for the marketing of the Oral Treatment.

Historically, the Company derived a significant portion of its funds for continuing operation as a result of periodic loan advances from an affiliate. As of November 30, 1997 total outstanding net loan advances from the affiliate are $44,978 and are included in Other Current Liabilities. This advance of $44,978 is due by January 15, 1998. As of February 28, 1997 outstanding net loan advances from the affiliate totaled $66,314. Under terms of an agreement with its affiliate to extend repayment terms on the February 1997 balance of $66,314, payment was due on March 1, 1998. Under terms of the extension agreement Gamogen would have paid an added $5,968 in interest on the $66,314 advance on March 1, 1998 unless, however, if Gamogen paid the $66,314 advance earlier than March 1, 1998 then the interest amount will be reduced on a prorata basis. Gamogen paid the $66,314 balance in full plus accrued interest on October 16, 1997.

Gamogen's cash flow from sale of the impotence technology is expected to be sufficient to enable it to meet its total net cash requirements through November 1998. Excluding cash flow from the sale of the impotence technology, Gamogen's cash flow from operations is anticipated to be negative through November 1998, due in large part to continuing losses from operations by its subsidiary Gyneco. In an effort to improve its cash flows from operations, the Company has pursued efforts to improve sales of current Gyneco products and reduce expenses. As previously reported, the Company, in consideration of the above items, is investigating other options to improve its operating cash flow and liquidity. Under investigation are the issuance of additional common stock and the sale of the Company's Gyneco subsidiary.

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

Results of Operations

Results For Three Months Ended November 30, 1997 As Compared With Three Months Ended November 30, 1996:

The Company's sales for the quarter ended November 30, 1997 were $79,107. This represents a decrease of $23,639 versus the quarter ended November
30, 1996. The decrease in sales is due primarily to an unusual export sale in the quarter ended November 30, 1996 by the Company's subsidiary, Gyneco. The Company's loss from operations was $47,493 in the quarter ended November 30, 1997. This compares to a loss from operations of $22,801 for the same quarter of the previous fiscal year. The Company's loss from operations in the quarter ended November 30, 1997 includes Gyneco's operating loss of $26,060. In the quarter ended November 30, 1996 the Company's loss from operations of $22,801 included Gyneco's operating loss of $9,835.

The Company's net loss for the quarter ended November 30, 1997 was $47,356. This compares with a net loss of $22,442 in the same quarter of the previous fiscal year. The Company's net loss per share of common stock was $0.04 in the current fiscal quarter versus a loss per share of $0.02 in the quarter ended November 30, 1996.

Selling, general and administrative expenses were $85,163 in the current fiscal quarter compared to $80,556 in the same quarter of the prior fiscal year. Depreciation and amortization was $12,287 in the quarter ended November 30, 1997 versus $3,439 in the same quarter of the prior fiscal year. The increase in depreciation and amortization results from a $7,678 charge for amortization of the Other Asset - Impotence Technology (see Capital Resources and Liquidity section above).

Results For Nine Months Ended November 30, 1997 As Compared With Nine Months Ended November 30, 1996:

The Company's sales for the nine month period ended November 30, 1997 were $939,131. This represents an increase of $665,593 versus the nine month period ended November 30, 1996. The increase in sales is due to the sale of the Gamogen's impotence oral treatment for $708,000. The Company's income from operations was $513,215 in the nine month period ended November 30, 1997. This compares to a loss from operations of $95,797 for the same nine month period of the previous fiscal year. Income from operations of $513,215 for the nine month period ended November 30, 1997 results primarily from the sale of Gamogen's impotence oral treatment. The Company's income from operations in the nine month period ended November 30, 1997 includes Gyneco's operating loss of $70,415. In the nine month period ended November 30, 1996 the Company's loss from operations of $95,797 included Gyneco's operating loss of $57,051.

In the nine month period ended November 30, 1997, Gamogen's income before income taxes was $438,351 as compared to a loss before taxes of $6,973 in the same nine month period of the prior fiscal year. Income before income taxes for the nine month period ended November 30, 1997, resulted primarily from income from operations of $513,215 offset in part by reversal of licensing income from Maintenance Payments recorded in the previous fiscal year of $75,000. The credits for Maintenance Payments of $75,000 result from the sale of Gamogen's impotence oral treatment (see capital Resources and Liquidity section above). The loss before income taxes for the nine month period ended November 30, 1996, resulted primarily from the Company's net loss from operations of $95,797, offset in part by proceeds of $87,800 from the sale of Zonagen restricted stock received from Zonagen in accordance with the terms of the Impotence Agreement.

Net income for the nine month period ended November 30, 1997 was $413,044. This compares with a net loss of $6,973 in the same nine month period of the previous fiscal year. Net income for the nine month period ended November 30, 1997, resulted from income before taxes of $438,351, offset in part by the related provision of $25,307 for income taxes. The Company's net income per share of common stock is $0.34 for the nine month period ended November 30, 1997. The Company's net loss per share of common stock was $0.01 for the nine month period ended November 30, 1996.

Selling, general and administrative expenses were $310,214 for the nine month period ended November 30, 1997 compared to $241,292 in the same nine month period of the prior fiscal year. Selling, general and administrative expenses increased due primarily to increased administrative costs and other expenses related to the sale of the impotence oral treatment and the conditional amendments (see capital Resources and Liquidity section above).

Depreciation and amortization was $37,199 in the nine month period ended November 30, 1997 versus $10,315 in the same nine month period of the prior fiscal year. The increase in depreciation and amortization results from $23,035 in charges for amortization of the Other Asset - Impotence Technology (see Capital Resources and Liquidity section above).

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the following persons, thereunto duly authorized.

GAMOGEN, INC.



/s/ Andrew I. Sealfon                                  January 8, 1998
Andrew I. Sealfon, President, Treasurer, Chairman of
the Board, Director, and Chief Executive Officer


/s/ Jesse A. Garringer                                 January 8,1998
Jesse A. Garringer, Executive Vice-President,
Secretary, Director, and Chief Financial Officer