Form 10KSB
period 1998-02-28
GAMOGEN INC
filed 1998-06-12
CIK 803034

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                FORM 10-KSB
                               ANNUAL REPORT
  Pursuant to sections 13 or 15(d) of The Securities Exchange Act of 1934

                For the fiscal year ended February 28, 1998
                      Commission File Number 0-15382

                                  GAMOGEN, INC.
            ---------------------------------------------
               (Exact name of registrant as specified in its charter)

          NEW YORK                                               13-3341562
------------------------------                              ------------------
State or other jurisdiction of                              (IRS Employer
incorporation or organization)                              Identification No.)

                 ------------------------------------------
                    24 Carpenter Road, Chester, NY, 10918
             (Address of principal executive offices) (Zip Code)

                              (914) 469-2042
                  ------------------------------------------
           (Registrant's telephone number, including area code)

 Securities registered or to be registered pursuant to Section l2(b) of the Act:
                                    None

        Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock, $.01 par value
                     ----------------------------------------
                              (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year:  $1,016,392.

At February 28, 1998, the aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $15,924.

At February 28, 1998, the registrant had outstanding 1,230,000 shares of Common Stock, $.01 par value.

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

In August 1997 Gamogen negotiated with Zonagen for revision to the Conditional Amendment Number 1 of The Assignment Agreement. In September 1997 the Board of Directors approved and signed with Zonagen a conditional amendment, Amendment Number 2 to the Assignment Agreement, establishing an option price of $708,000 if the option were exercised on or before September 30, 1997. On September 30, 1997 Gamogen received payment from Zonagen for $558,000 which resulted from the sale of the impotence oral treatment for $708,000 reduced by credits for maintenance payments previously received of $150,000. As a result of this payment Zonagen has exercised the Option and Gamogen has effectively sold its interest in this product and is not entitled to further payments under the Assignment Agreement and its amendments.

In August 1997 Gamogen recorded general and administrative expenses of $55,660 for certain administrative costs and other expenses related to the sale of the impotence oral treatment and the conditional amendments.

Further work on Gamogen's 2-drug injectable impotence treatment program has been deferred due to funding constraints. As discussed in Gamogen's form 10-KSB Annual Report for the year ended February 28, 1997, Gamogen, beginning March 1997, initiated the amortization, over a five-year period, of its Other Asset - Impotence Technology of $153,567 related to Gamogen's 2-drug injectable impotence treatment program. This amortization is based on the anticipated FDA review schedule of the Oral Treatment. If the Oral
Treatment was earlier approved by the FDA, then the amortization of these costs would be taken over a shorter period of time. As of May 9, 1998 the Oral Treatment has not been approved by the FDA. However, on March 27, 1998 an orally administered drug similar to the Oral Treatment was approved by the FDA. This similar orally administered drug ("Viagra") is manufactured and marketed by Pfizer, Inc. under the tradename Viagra. Since its introduction, Viagra has been very successful, accounting for 95% of new prescriptions for the treatment of impotence. Due to the approval and subsequent acceptance of Viagra, Gamogen recorded other expense of $153,567 for Research and Technology - Impotence Technology, in the fiscal year ended February 28, 1998 to reflect the amortization of its Other Asset - Impotence Technology.

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

Company Products
----------------
Gynecological Products
----------------------
On May 27, 1987, the Company acquired the gynecological products of Lukens Corporation of New Jersey for a cash purchase price of $550,000. The acquisition included the proprietary rights to several gynecological products including the Masterson Endometrial Biopsy System, the Gyneco Thermal Cautery System for tubal ligation and certain manufacturing equipment and inventory related to these products. The Company transferred the assets acquired to its wholly-owned subsidiary, Gyneco, Inc.

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

Impotency Products
------------------
Oral Treatment for Male Impotence
---------------------------------
On May 27, 1987, the Company acquired the rights to certain gynecological products which it assigned to its Gyneco, Inc. ("Gyneco") subsidiary which immediately commenced manufacturing and marketing a line of gynecological products. (See "Gynecological Products").

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

In August 1997 Gamogen negotiated with Zonagen. for revision to the Conditional Amendment Number 1 of The Assignment Agreement. In September 1997 the Board of Directors approved and signed with Zonagen a conditional amendment, Amendment Number 2 to the Assignment Agreement, establishing an option price of $708,000 if the option were exercised on or before September 30, 1997. On September 30, 1997 Gamogen received payment from Zonagen for $558,000 which resulted from the sale of the impotence oral treatment for $708,000 reduced by credits for maintenance payments previously received of $150,000. As a result of this payment Zonagen has exercised the Option and Gamogen has effectively sold its interest in this product and is not entitled to further payments under the Assignment Agreement and its amendments.

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

As discussed in Gamogen's form 10-KSB Annual Report for the year ended February 28, 1997, Gamogen, beginning March 1997, initiated the amortization, over a five-year period, of its Other Asset - Impotence Technology of $153,567 related to Gamogen's 2-drug injectable impotence treatment program. This amortization was based on the anticipated FDA review schedule of the Oral Treatment. If the Oral Treatment was earlier approved by the FDA, then the amortization of these costs would be taken over a shorter period of time. As of May 9, 1998 the Oral Treatment has not been approved by the FDA. However, on March 27, 1998 an orally administered drug similar to the Oral Treatment was approved by the FDA. This similar orally administered drug is manufactured and marketed by Pfizer, Inc. under the tradename Viagra. Since its introduction, Viagra has been very successful, accounting for 95% of new prescriptions for the treatment of impotence. Due to the approval and subsequent acceptance of Viagra, Gamogen recorded other expense of $153,567 for Research and Technology - Impotence Technology, in the fiscal year ended February 28, 1998, to reflect the amortization of its

Other Asset - Impotence Technology.

Patents
-------
The Company had conducted limited research into a device for amniocentesis to improve the sensitivity of the assay. The device was designed to permit amniocentesis, a process by which the genetic disposition of a fetus is determined, to be obtained at a much earlier stage in a pregnancy. The US Patent Office issued Patent Number 5,000,192 for a Prenatal Specimen Collection Method on March 19,1991.

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

Marketing
---------
Sales of the Masterson Biopsy System were $60,373 and decreased $18,984 or 24% in the year due to continued erosion of the market for this device in the US due to competition from more convenient lower cost devices. Sales of Thermal Cautery System products were $215,581 and increased $13,674 in the current fiscal year. Marketing programs for Gyneco's gynecological products have been investigated and may be implemented as Gyneco financial resources allow. There can be no guarantee that these programs, if pursued, will prevent erosion of sales nor increase sales over present levels.

Although no individual customer, either physician, hospital or group of hospitals under common control accounts for a significant portion of sales of gynecological products, one hospital group accounted for 11% of sales of such products for the fiscal year ended February 28, 1998 and 10% for the fiscal year ended February 28, 1997.

Manufacturing
-------------
The Company and its subsidiary, Gyneco, assemble and test the products at a facility in Chester, NY which is owned by Repro-Med. Gyneco purchases the parts required to manufacture its gynecological products from various vendors. The Company believes that it obtains a better price by purchasing certain parts from a single vendor. Certain injection molded parts are produced with tooling owned by the Company, which believes that it could locate an alternate source of supply by transferring the tooling to one of numerous injection molding vendors. Raw materials for molding of the Company's gynecological products are available from multiple sources at competitive prices. The Company currently assembles its disposable products and processes them for sterilization with an outside contractor.

Research & Development
----------------------
Due to limited financial resources, the Company curtailed research and development and patent approval work on its Impotence Drug Combination. As a result of the approval and subsequent acceptance of Viagra (see History of the Company section above), the Company has decided to suspend development of its Impotence Drug Combination product. The Company continues to seek a partner for development of this product.

Agreements with Repro-Med
-------------------------
The Company has agreements with Repro-Med for the lease of manufacturing, warehouse and office space at Repro-Med's Chester, NY facility and reimbursement of payroll and other operating expenses based on actual and estimated payroll allocations, occupancy and equipment utilization.

For the fiscal year ended February 28, 1998, on a combined basis, the Company and it's subsidiary Gyneco paid Repro-Med facility lease payments of $12,528. The Company's subsidiary Gyneco has an agreement with Repro-Med for the use of certain tooling owned by Gyneco (see item 12). Under this agreement Repro-Med paid to Gyneco $33,038 in the fiscal year ended February 1998 versus $62,776 in the fiscal year ended February 1997. The reason for the decline in payments under this agreement, in the current fiscal year, is the decline in sales of OEM products to Osbon.

Hourly and management compensation costs are paid by Repro-Med and allocated to Gamogen and Gyneco based on agreements for the reimbursement of operating expenses. Salary and payroll related costs are allocated based on individual employee time-card reporting. Executive salary and payroll related costs are allocated based on estimates of time spent in the management of the three companies. For the fiscal year ended February 1998, on total salary costs of $1,012,820, these allocations averaged as follows:
Repro-Med 82%, Gyneco 16%, and Gamogen 2%. This compares to total salary costs of $923,196 for the fiscal year ended February 1997 which were allocated as follows: Repro-Med 74%, Gyneco 24%, and Gamogen 2%. Incentive bonuses are paid based on a percentage of consolidated income before taxes for management on a percentage of Gamogen consolidated income after tax for executives. Bonuses accrued by Gamogen for the fiscal year ended February 1998 were $27,100. No bonuses were accrued in the fiscal year ended February 1997 due to minimal earnings.

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

Employees
---------
There are no employees working solely for the Company or its subsidiary Gyneco. The Company has an agreement with Repro-Med for the reimbursement of operating expenses of Gamogen and Gyneco which is based on actual payroll allocations, occupancy and equipment utilization (see "Agreements with Repro-Med"). Repro-Med had 31 full time employees and 5 temporary employees as of February 28, 1998.

Item 2.  Properties
-------------------
The Company has agreements with Repro-Med for the lease of manufacturing, warehouse and office space at Repro-Med's Chester, NY facility and reimbursement of payroll and other operating expenses based on actual payroll allocations, occupancy and equipment utilization. For the fiscal year ended February 28, 1998, on a combined basis, the Company and it's subsidiary Gyneco paid Repro-Med facility lease payments of $12,528.

Item 3.  Legal Proceedings
--------------------------
The Company is not a party to any material litigation, nor to the knowledge of the officers and directors of the Company, is there any material litigation threatened against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
No matters were submitted to a vote of security holders of the Company during the last quarter of the fiscal year ended February 28, 1998.

Part II
-------
Item 5.  Market for the Registrant's Common Equity and Related Shareholder
Matters
---------------------------------------------------------------------------
-------
The Company is authorized to issue 4,000,000 shares of Common Stock, $.01 par value, of which 1,230,000 shares were issued and outstanding as of February 28, 1998. At December 15, 1989, the Company's Common Stock was held by approximately 164 beneficial holders.

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

To the best of Management's knowledge there has been only minimal trading in Gamogen securities for the fiscal years ended February 1993 through 1998. The Company's Common Stock is traded in the over-the-counter market and was quoted through the National Daily Quotation Service. The following table sets forth the high and low closing bid quotations for the Company's Common Stock as reported by the National Quotation Bureau, Inc. for the periods indicated. These quotations represent bid prices between dealers, do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

                     High Bid  Low Bid
Fiscal Year Ending
February 28, 1997:

1st Quarter          $0.03     $0.03
2nd Quarter          $0.03     $0.03
3rd Quarter          $0.03     $0.03
4th Quarter          $0.03     $0.03

Fiscal Year Ending
February 28, 1998:
1st Quarter          $0.03     $0.03
2nd Quarter          $0.03     $0.03
3rd Quarter          $0.03     $0.03
4th Quarter          $0.03     $0.03

Fiscal Year Ending
February 28, 1999:

3/1/98 - 5/15/98     $0.03     $0.03

The Company has not declared or paid any cash dividends on its Common Stock and does not anticipate that any dividends will be paid in the foreseeable future.

Item 6.  Management's Discussion and Analysis of Financial Condition and
Results of
Operations
---------------------------------------------------------------------------
--------
Liquidity and Capital Resources
-------------------------------
The Company completed its initial public offering in December 1986 from which it received net proceeds of approximately $1,656,000. The Company spent $75,000 of the net proceeds of the offering in the period between December 8, 1986 and the end of the fiscal year on February 28, 1987, and approximately $319,000 during the fiscal year ended February 1988, in connection with research, development, and regulatory approval efforts for the Company's impotence products and other administrative expenses. During the year ended February 1989, the Company applied the remainder of such proceeds on the acquisition for $550,000 of certain assets of Gyneco, research, development, and regulatory approval efforts for the Company's impotence products and other administrative expenses.

At February 28, 1998, the Company had cash and cash equivalents on a consolidated basis of $19,228 and had net working capital of $524,059. Working capital increased $402,356 versus the balance at February 29, 1997. The increase in working capital was due primarily to a $463,227 increase in short-term investments, resulting from the payment on September 30, 1997 from Zonagen for $558,000 for the sale of the impotence oral treatment.

The Company attempts to maintain sufficient inventory to enable it to promptly satisfy all customer orders out of existing inventory. The Company sells its products to US and foreign distributors, US hospitals, and private physicians. Sales to US distributors, hospitals, and private physicians are mainly on 30 day net payment terms. A variety of payment terms are employed for export sales including cash prepayments, irrevocable letters of credit, and 45 day net payment. As of February 28, 1998, 11% of accounts receivable were over 60 days, 1% were at 30-59 days and 88% were current.

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

In August 1997 Gamogen negotiated with Zonagen for revision to the Conditional Amendment Number 1 of The Assignment Agreement. In September 1997 the Board of Directors approved and signed with Zonagen a conditional amendment, Amendment Number 2 to the Assignment Agreement, establishing an option price of $708,000 if the option were exercised on or before September 30, 1997. On September 30, 1997 Gamogen received payment from Zonagen for $558,000 which resulted from the sale of the impotence oral treatment for $708,000 reduced by credits for maintenance payments previously received of $150,000. As a result of this payment Zonagen has exercised the Option and Gamogen has effectively sold its interest in this product and is not entitled to further payments under the Assignment Agreement and its amendments.

Due to the approval and subsequent acceptance of Viagra (see History of the Company section above), Gamogen recorded other expense of $153,567 for Research and Technology - Impotence Technology, in the fiscal year ended February 28, 1998, to reflect the amortization of its Other Asset - Impotence Technology.

For the fiscal year ended February 1997, the Company derived a significant portion of its funds for continuing operation as a result of loan advances from an affiliate. As of February 1997 outstanding net loan advances from the affiliate were $66,314 and were included in Other Liabilities - Financing Due To Affiliate. Under terms of an agreement with its affiliate to extend repayment terms on this advance balance, the net loan advance of $66,314 was paid in October 1997. Related interest for the use of these funds of $3,730 was paid through October 1997. Gamogen's current cash and cash equivalents and anticipated cash flow from operations is expected to be sufficient to enable it to meet its total net cash requirements through February 1999, however, the Company anticipates that it may issue loan advances to its affiliate to fund periodic cash shortfalls of its affiliate. These periodic loan advances are anticipated to be extended under terms more favorable than those available to Gamogen in the normal course of its business.

In an effort to improve its cash flows from operations, the Company has curtailed research and development in favor of efforts to improve sales of current products and reduce expenses. There can be no guarantee that obligations beyond February 1999 can be met from current projected cash flow. As previously reported, the Company, in consideration of the above items, is investigating other options to improve its projected cash flow and liquidity. Under investigation are the issuance of additional common stock and the sale of the Company's Gyneco subsidiary.

Any statements which are not historical facts contained in this report are forward looking statements that involve risks and uncertainties, including, but not limited to, unexpected increases or decreases in sales of the Company's products, uncertainty related to Food and Drug Administration or other government regulation, and other risks identified in the Company's Securities and Exchange Commission filings.

Results of Operations
---------------------
Fiscal 1998 Compared To Fiscal 1997:
------------------------------------
The Company's sales for the fiscal year ended February 28, 1998 were $1,016,392. This represents an increase of $672,717 versus the fiscal year ended February 28, 1997. The increase in sales is due to the sale of the Gamogen's impotence oral treatment for $708,000. The Company's income from operations was $479,366 in the fiscal year ended February 28, 1998,. This compares to a loss from operations of $148,794 for the previous fiscal year. Income from operations of $479,366 for the fiscal year ended February 28, 1998 results from the sale of Gamogen's impotence oral treatment, offset in part by Gyneco's operating loss of $114,023. In the fiscal year ended February 28, 1997 the Company's loss from operations of $148,794 included Gyneco's operating loss of $97,587.

In the fiscal year ended February 28, 1998, Gamogen's income before income taxes was $259,813 as compared to income before taxes of $15,102 in the prior fiscal year. Income before income taxes for the fiscal year ended February 28, 1998, resulted primarily from income from operations of $479,366 offset in part by reversal of licensing income from Maintenance Payments recorded in the previous fiscal year of $75,000 and other expense of $153,567 for

Research and Technology - Impotence Technology (see above). The credits for Maintenance Payments of $75,000 result from the sale of Gamogen's impotence oral treatment (see Liquidity and Capital Resources section above). The income before taxes for the fiscal year ended February 28, 1997, resulted primarily from licensing income of $162,800 offset in part by the Company's net loss from operations of $148,794.

Net income for the fiscal year ended February 28, 1998 was $234,128. This compares with net income of $7,825 in the previous fiscal year. Net income for the fiscal year ended February 28, 1998, resulted from income before taxes of $259,813, offset in part by the related provision of $25,685 for income taxes. The Company's net income per share of common stock is $0.19 for the fiscal year ended February 28, 1998, which results primarily from the one-time, non-recurring sale of Gamogen's impotence oral treatment (see Liquidity and Capital Resources section above). The Company's net income per share of common stock was $0.01 for the fiscal year ended February 28, 1997.

Selling, general and administrative expenses were $390,586 for the fiscal year ended February 28, 1998 compared to $330,334 in the prior fiscal year. Selling, general and administrative expenses increased due primarily to increased administrative costs and other expenses related to the sale of the impotence oral treatment and the conditional amendments (see Liquidity and Capital Resources section above). Depreciation and amortization was $15,353 in the fiscal year ended February 28, 1998 versus $13,753, an increase of $1,600.

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

Due to licensing income of $162,800, the Company's net profit for the fiscal year ended February 28, 1997 was $7,825. This compares to the Company's net loss for the fiscal year ended February 29, 1996 of $111,278.

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

Item 7.   Financial Statements and Supplementary Data
This information appears in a separate section of this report following
Part IV. Selected Financial Data.

                      Selected Income Statement Data
                      ------------------------------
                         Year Ended February
                         -------------------
                           1994     1995    1996        1997      1998
                          -----    -----   -----       -----      -----
 Sales                  $387,336   $373,897 $394,467  $343,675  $1,016,392

 Costs and Expenses      483,225    417,797  506,267  492,469    690,593

 Interest & Other Income     707     13,172      522  163,896    (65,986)
 (Expense)

 Net Income (Loss)        (95,182)  (30,728) (111,278)  7,825    234,128

 Earnings (Loss) Per      $(0.08)   $(0.02)  $(0.09)   $0.01     $0.19
 Share - Primary



                        Selected Balance Sheet Data
                        ---------------------------
                            Year Ended February
                            -------------------
                           1994    1995     1996      1997     1998
                          -----    -----   -----     -----    -----
 Current Assets         $198,782 $223,458  $216,714  $198,485 $665,570

 Total Assets            466,806  449,074  428,114  396,132  694,989

 Current Liabilities      13,275   26,271  116,589   76,782  141,511

 Total Liabilities        13,275   26,271  116,589   76,782  141,511

 Working Capital         185,507  197,187  100,125  121,703  524,059

 Stockholders' Equity    453,531  422,803  311,525  319,350  553,478

Item 8.   Disagreements on Accounting and Financial Disclosure
-------   ----------------------------------------------------
None

PART III
--------

Item 9.  Directors and Executive Officers of the Registrant
-------  --------------------------------------------------
The following table sets forth certain information with respect to the Executive Officers and Directors:

 Name                Age   Positions (Held since)    Address
 -----               ---   ----------------------    -------
 Andrew I. Sealfon    53   President  (4/87)         23 Allison Drive
 *                         Treasurer (3/86)          Monroe, NY, 10950
                           Chairman (7/94)
                           Director   (3/86)
                           Chief Executive Officer
                           (3/86)

 Jesse A. Garringer   48   Executive VP (9/92)       11 Orchard Hill
                           Secretary (8/93)          Vista
                           Director   (7/94)         Florida, NY  10921
                           Chief Financial Officer
                           (1/95)

 Dr. Paul Mark       49    Director (7/94)           92 Irwin Ave
 Baker                                               Middletown, NY
                                                     10940

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

Item 10.  Executive Compensation
--------  ----------------------
Andrew I. Sealfon, President of the Company, received $171,379 in salary from the Repro-Med (including amounts attributable to services to the Company and Gyneco) during the fiscal year ended February 28, 1998 and earned an incentive bonus of $10,400 from Gamogen in fiscal 1998 which is deferred payment until Repro-Med cash flow warrants payment.. Under an agreement between the Company and Repro-Med for reimbursement of operating expenses and payroll costs, 25% of Mr. Sealfon's salary is allocated to the Company. Mr. Sealfon has been granted incentive stock options in Repro-Med under its 1995 Stock Option Plan.

Jesse A. Garringer, Executive Vice President and Secretary, received $143,337 in salary from Repro-Med (including an amount attributable to services to the Company and Gyneco) and earned an incentive bonus of $7,800 from Gamogen in fiscal 1998 which is deferred payment until Repro-Med cash flow warrants payment.. Mr. Garringer's salary is paid by Repro-Med and charged to the Company and it's subsidiary on a basis commensurate with a direct allocation of time. Mr. Garringer has been granted incentive stock options in Repro-Med under its 1995 Stock Option Plan.

Officers of the Company are reimbursed for travel and other expenses incurred on behalf of the Company. The Company does not have any pension or profit sharing plan.

Summary Compensation Table:
---------------------------
(all figures are in dollars)

                                                Long-Term Compensation

                Annual Compensation                  Awards           Payouts
                                                   Restricted Options     All
Name & Principle Position FYE  Salary  Bonus  Oth    Stock    /SARS LTIP  Oth
                                                     Awards         Pay Compens
Andrew I.               1998 171,379  10,400 12,682     0     0       0     0
Sealfon,                1997 164,219   5,800 11,926     0     0       0     0
President               1996 142,488  10,100 12,060     0     0       0     0

Jesse A.                1998 143,337   7,800  6,182     0     0       0     0
Garringer,              1997 138,108   4,350  5,926     0     0       0     0
Executive VP            1996 121,863   7,500  6,060     0     0       0     0

(1) Includes employee medical insurance premiums paid and $6,000 for unreimbursed costs of lab facilities maintained by Mr. Sealfon.

* Note, under an agreement between Repro-Med and Gamogen (see Item 1), Executive salaries and all other payroll costs are allocated between Repro-Med, Gamogen, and Gamogen's subsidiary, Gyneco, on the basis of individual employee time reporting. The total percentages allocated for the fiscal year ended February 1998 were as follows: for Gamogen 2%, for Gyneco 16%, and for Repro-Med 82%. Bonuses were allocated at the following percentages in each of the fiscal years consistent with earnings of Repro-Med and
Gamogen: 1998 - 100% Gamogen, 1997 - 100% Repro-Med, 1996 - 100% Repro-Med.

Item 11.   Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------
The only voting security of the Company is its Common Stock, par value $.01 per share. The following table sets forth certain information with respect to each beneficial owner of 5% or more of the outstanding Common stock, each director and for all officers and directors as a group:

Percent of Outstanding
Name and Address                             Shares owned          Common
Stock
----------------                         ------------  --------------------
--
Repro-Med Systems, Inc. (1)                  699,200 (2)              58.3%

All officers and directors as a group
(3 persons)                                  699,200 (2)              58.3%

(1) Repro-Med and Mr. Sealfon May be deemed to be "parents" and "promoters" as those terms are defined under the Securities Act of 1933, as amended, (the "Act").

(2) Certain rules and regulations promulgated under the Act may deem the shares owned by Repro-Med to be beneficially owned by Mr. Sealfon as principal shareholder of Repro-Med and as Repro-Med's Chairman of the Board and President.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------
In April, 1986, the Company issued 699,200 shares of Common Stock to Repro-Med for $41,779.

Repro-Med and Gamogen have a facility lease and expense sharing agreements (see item 1).

To economize the Company's production, Repro-Med has designed some of its needed components around parts which were used in its Gyneco operations. Commencing in fiscal 1993, Repro-Med compensated Gyneco for the use of certain tooling, and parts of its proprietary design patent for those items using such parts on the following basis: on Repro-Med OEM sales, Gyneco is compensated with a 3% royalty on those OEM sales employing parts relating to Gyneco tooling used to create such parts, on Repro-Med sales based on the Res-Q-Vac items employing such tooling is compensated on the basis of a 4% royalty to Gyneco. Payments to Gyneco from Repro-Med under this arrangement totaled $33,038 in the fiscal year ended February 1998 and $62,776 in the prior fiscal year. The reason for the decline in payments under this agreement, in the current fiscal year, is the decline in sales of OEM products to Osbon.

The foregoing transactions are believed by the Company to be on terms no less favorable to the Company than those that could have been obtained from unaffiliated third parties.

Part IV
--------

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------   ----------------------------------------------------------------
(a)  1 and 2   The response to this portion is submitted in the index to
Item 8 which is                                 submitted in a separate
section following Part IV

3.              Exhibits

3.*            Articles of Incorporation and By-laws

4.**           Form of Warrant Agreement between the Company and American
Stock Transfer                   Company.

l0             Material Contracts

l0(1)*         Assignment Agreement between the Company and Repro-Med dated
9/26/86.

l0(2)*         License Agreement between the Company and Repro-Med dated
9/26/86.

l0(3)**      Assignment Agreement Among Zonagen, Inc., Gamogen, Inc. and
Dr. Adrian                       Zorgniotti dated 4/13/94.

10(3)2***         Conditional Amendment No. 1 To Assignment Agreement
Between Gamogen, Inc. and                  Zonagen, Inc.

22               Subsidiary of Registrant: Gyneco, Inc., a wholly owned NY
Corporation.

(b)   No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended February 28, 1998.
---------------------------------------------------------------------------
----------------

* Incorporated by reference from the Form S-1 Registration Statement of Gamogen, Inc., dated Sep 30, 1986

** Incorporated by reference from Form 10-K Report of Gamogen, Inc. dated Feb 28, 1994.

*** Incorporated by reference from Form 8-K Report of Gamogen, Inc. dated Jan 24, 1997.

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

Dated:  June 10, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Andrew I. Sealfon                                  June 10, 1998
Andrew I. Sealfon, President, Treasurer, Chairman of
the Board,
Director, and Chief Executive Officer


/s/ Jesse A. Garringer                                 June 10, 1998
Jesse A. Garringer, Executive Vice-President,
Secretary,
Director, and Chief  Financial Officer


/s/ Dr. Paul Mark Baker                                June 10, 1998
Dr. Paul Mark Baker, Director

                         WEINGAST, ZUCKER & RUTTENBERG, LLP
                       CERTIFIED PUBLIC ACCOUNTANTS
                             11 HOLLAND AVENUE
                       WHITE PLAINS, NEW YORK  10603


                       INDEPENDENT AUDITORS' REPORT

BOARD OF DIRECTORS
GAMOGEN, INC. AND SUBSIDIARY

We have audited the accompanying consolidated balance sheets of Gamogen, Inc. and Subsidiary as of February 28, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended February 28, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gamogen, Inc. and Subsidiary as of February 28, 1998 and 1997, and the results of their operations and their cash flows for each of the two years in the period ended February 28, 1998, in conformity with generally accepted accounting principles.


/s/ Weingast, Zucker & Ruttenberg, LLP
--------------------------------------
White Plains, NY
May 8, 1998

                       Gamogen, Inc. and Subsidiary
                        Consolidated Balance Sheets

                                            Feb 28, 1998    Feb 28, 1997
                                           ---------------  -------------
Assets
------
Current Assets
--------------
Cash and Cash Equivalents (Note 1)               $  19,228      $   1,368
Short-term Investments (Note 1)                    463,227              0
Accounts Receivable                                 33,537         23,657
Inventory (Notes 1 & 2)                            149,078        169,500
Prepaid Expenses                                       500          3,960
                                                   -------        -------
Total Current Assets                               665,570        198,485
                                                   -------        -------
Property, Equipment and Other Assets
(Notes 1 & 3)
-----------------------------------------
Property and Equipment, Net                         11,826         25,954
Other Assets, Net                                   17,593        171,693
                                                    ------        -------
Total Property, Equipment and Other Assets          29,419        197,647

Total Assets                                   $   694,989     $  396,132
============                                       =======        =======

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities
-------------------
Accounts Payable                               $     4,315          $   0
Accrued Expenses                                    35,691         10,468
Other Liabilities - Due To Affiliate               101,505         66,314
(Note 4)
                                                   -------         ------
Total Current Liabilities                          141,511         76,782
                                                   =======         ======
Stockholders' Equity
Common Stock, $.01 Par Value Authorized
4,000,000 Shares, Issued and Outstanding            12,300         12,300
1,230,000
Warrants Outstanding                                    40             40
Additional Paid-In Capital                       1,579,723      1,579,723
Accumulated (Deficit)                          (1,038,585)    (1,272,713)
                                               -----------    -----------
Total Stockholders' Equity                         553,478        319,350
                                               -----------    -----------
Total Liabilities and Stockholders'            $   694,989   $    396,132
Equity
=========================================      ===========    ===========

See Notes To Financial Statements

                       Gamogen, Inc. and Subsidiary
                 Consolidated Statements of Income (Loss)
                            For the Years Ended

                                           Feb 28,      Feb 28,
                                            1998         1997
                                         -----------  -----------
                                             ---          --
Sales (Note 4):
Net Sales of Products                       $308,392     $343,675
Sale of Impotence Treatment                  708,000            0
                                           ---------     --------
                                           1,016,392      343,675

Costs and Expenses:
-------------------
Cost of Goods Sold                           131,087      148,382
Selling, General and Administrative          390,586      330,334
Depreciation and Amortization                 15,353       13,753
                                             -------      -------
                                             537,026      492,469
                                             -------      -------

Income (Loss) From Operations                479,366    (148,794)

Other Income (Expense):
-----------------------
Licensing Income                            (75,000)      162,800
Research and Technology - Impotence        (153,567)            0
Technology
Interest & Other Income                       9,014         1,096
                                           ---------      -------
                                           (219,553)      163,896

Income Before Income Taxes                   259,813       15,102
Provision (Benefit) For Income Taxes          25,685        7,277
(Note 6)
                                           ---------      -------
Net Income (Loss)                         $  234,128    $   7,825
==================                         =========      =======
Earnings (Loss) Per Common Share (Notes
1 & 5):
=======================================
Primary                                    $  0.19       $  0.01
Fully Diluted                              $  0.16       $  0.01

See Notes To Financial Statements

                       Gamogen, Inc. and Subsidiary
                          Statements of Cash Flow
                            For the Years Ended
                       ----------------------------

                                                   Feb 28, 1998  Feb 28, 1997

                                                   ------------  ------------
Cash Flow From Operating Activities:
------------------------------------
Net Income (Loss)                                  $    234,128    $    7,825

Adjustments To Reconcile Net Income (Loss) To
Cash Provided By (Used In) Operating Activities:
  Depreciation and Amortization                          15,353        13,753
  (Increase) Decrease in Short-Term Investments       (463,227)             0
  (Increase) Decrease in Prepaid Expenses                 3,460         2,027
  (Increase) Decrease in Accounts Receivable            (9,880)        10,159
  (Increase) Decrease in Inventory                       20,422         6,980
  (Increase) Decrease in Other Assets, Net              154,100             0
  Increase (Decrease) in Accounts Payable                 4,315       (5,849)
  Increase (Decrease) in Accrued Expenses                25,223         7,898
                                                      ---------     ---------
Cash Provided By (Used In) Operating Activities        (16,106)        42,793

Cash Flows From Investing Activities
------------------------------------
  (Acquisition) of Equipment                            (1,225)             0

Cash Flows From Financing Activities
------------------------------------
  Increase (Decrease) in Other Liabilities - Due         35,191      (41,856)
  To Affiliate
                                                      ---------     ---------

Net Increase in Cash and Cash Equivalents                17,860           937
Cash and Cash Equivalents - Beginning of Year             1,368           431
                                                      ---------     ---------
Cash and Cash Equivalents - End of Year             $    19,228  $      1,368
---------------------------------------               =========     =========
Supplementary Data - Income Taxes Paid               $   27,871  $        894


See Notes To Financial Statements

                       Gamogen, Inc. And Subsidiary
              Consolidated Statements of Stockholders' Equity
             -------------------------------------------------

                                                  Warrants
                                                     and
                                 Common Stock     Addition
                        Total    .01 Par Value       al
                        Equity   Shares     $      Paid-In  Accumulated
                                     Amt.          Capital   (Deficit)
                       -------   -------  ------ ---------  -----------
                                      --       -     -               --
Stockhold Equity 2/95  $422,803 1,230,000  $12,300 $1,579,763  $(1,169,260)

Net Loss FYE 2/96       (111,278)                                (111,278)
                        --------                               -----------
Stockhold Equity 2/96  311,525 1,230,000  12,300  1,579,763   (1,280,538)

Net Income FYE 2/97        7,825                                  7,825
                        -------                             -----------
Stockhold Equity 2/97  319,350 1,230,000  12,300  1,579,763   (1,272,713)

Net Income FYE 2/98     234,128                                 234,128
                       -------                              -----------
Stockhold Equity 2/98  $553,478 1,230,000 $12,300 $1,579,763  $(1,038,585)
                       =======                              ===========

See Notes To Financial Statements

                       Gamogen, Inc. and Subsidiary
                Notes to Consolidated Financial Statements
               --------------------------------------------

Note 1 - Organization and Summary of Significant Accounting Policies
--------------------------------------------------------------------
A. Gamogen, Inc. (the "Company) was incorporated on March 17, 1986 to acquire, develop and market medical products and services.

These consolidated financial statements include the accounts of Gamogen, Inc. and its wholly-owned subsidiary, Gyneco, Inc. All intercompany balances and transactions have been eliminated in consolidation.

B. The Company has acquired from Repro-Med Systems, Inc. all rights and technology to certain impotence products being developed. Repro-Med Systems, Inc. owns 699,200 shares of the Company's Common Stock.

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

F. Earnings Per Share - The Consolidated Financial Earnings Per Share are presented in accordance with SFAS No. 128 "Earnings Per Share". Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporate the shares issuable upon the assumed exercise of warrants.

G. Cash and cash equivalents are comprised of certain highly liquid investments with maturities of three months or less.

H. Short-term investments are investments with maturities greater than three months and less than one year. Short-term investments are recorded at lower of cost or market.

I. Use of estimates- the Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles and, accordingly include amounts that are based on management's best estimates and judgments.
The actual results could differ from those estimates.


Note 2 - Inventory
------------------
                                       February 28,1998  February 28,1997
                                       ----------------  ----------------
Inventory consists of:
Raw Materials                                 $  65,794         $  69,112
Work in Process                                  15,768            34,510
Finished Goods                                   67,516            65,878
                                              ---------         ---------
Total                                         $ 149,078         $ 169,500
                                              =========         =========

                       Gamogen, Inc., and Subsidiary
                Notes to Consolidated Financial Statements
               --------------------------------------------
Note 3 - Property, Equipment And
Other Assets
              ------   --------------------------------------

Property and Equipment:                 February 28,       February 28,
                                            1998               1997
-----------------------               ----------------   ----------------
Furniture and Equipment                       $ 173,331         $ 172,639
Less:  Accumulated Depreciation               (161,505)         (146,685)
                                              ---------        ----------
Net Property and Equipment                    $  11,826         $  25,954
--------------------------                    ---------        ----------
Other Assets:
Patent Costs                                 $  106,792        $  106,792
Goodwill                                         14,137            14,137
Less:  Accumulated Amortization               (103,336)         (102,803)
                                              ---------        ----------
                                                 17,593            18,126
Impotence Technology                                  0           153,567
                                              ---------        ----------
Net Other Assets                              $  17,593        $  171,693
-----------------                             ---------        ----------

Due to the approval and subsequent acceptance of Viagra (see History of the Company section above), Gamogen fully amortized its Other Asset - Impotence Technology of $153,567 in the fiscal year ended February 28, 1998.

Note 4 - Related Party Transactions
-----------------------------------
Included in sales for the years ended February 1998 and 1997 were $33,038, $62,776, respectively, received from an affiliate for use of tooling equipment.

The company rents space from an affiliated company and reimburses the affiliated company allocated overhead expenses. Rent totaled $12,528 as of February 28, 1998 and 1997, respectively. The reimbursed expenses totaled $ 387,585 and $ 384,495 as of February 28, 1998 and 1997, respectively.

Note 5 - Earnings Per Share
---------------------------
Primary earnings per share are computed by dividing net earnings by the weighted average number of shares of Common Stock and Common Stock Equivalents outstanding during the period. (Fully diluted earnings per share are computed by dividing net earnings by the weighted average number of shares of Common Stock and Common Stock Equivalents outstanding during the period as if Warrants were converted into common stock at the beginning of the period.)

Earnings (Loss) Per Common   February 28,    February 28,    February 29,
Share                            1998            1997            1996
Primary Earnings Per Share      $0.19           $0.01          $ (0.09)
Number of Shares - Primary    1,230,000       1,230,000       1,230,000

Fully Diluted Earnings Per      $0.16           $0.01          $ (0.08)
Share
Number of Shares - Fully      1,430,000       1,430,000       1,430,000
Diluted

Note 6 - Income Tax
-------------------
At February 28, 1998 the Company had cumulative federal net operating losses of approximately $1,039,000. These losses can be carried forward for twenty years and begin to expire on February 28, 2002.

Note 7 - Major Customer
-----------------------
The company sells a substantial portion of its products to Kaiser, Inc. For the years ending February 28, 1998 and 1997, sales to Kaiser, Inc. were $ 28,975 and $ 28,090 respectively. A significant reduction in sales to Kaiser, Inc could materially affect the company's liquidity, cash and profitability.