Form 10QSB
period 1998-05-31
GAMOGEN INC
filed 1998-07-15
CIK 803034

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                FORM 10-QSB

                             QUARTERLY REPORT
  Pursuant to sections 13 or 15(d) of The Securities Exchange Act of 1934

                    FOR THE QUARTER ENDED MAY 31, 1998

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

                           Yes [ X ]   No [   ]

At May 31, 1998 the registrant had outstanding 1,230,000 shares of Common Stock, $.01 par value.

PART I

Item 1.  Financial Statements
Balance Sheets - May 31, 1998 and May 31, 1997 and February 28, 1998. Statements of Income - For the three month periods ended May 31, 1998 and May 31, 1997.
Statements of Cash Flows - May 31, 1998 and May 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II

Item 1. Legal Proceedings
None

Item 2. Changes In Securities
Extension of Warrants

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K
None

PART I, Item 1 - Financial Statements

                       Gamogen, Inc. and Subsidiary
                        Consolidated Balance Sheets

                                       May 31,    May 31,    Feb 28,
                                         1998       1997       1998
                                      ---------  ---------  ---------
Assets
------
Current Assets
--------------
Cash and Cash Equivalents             $   19,540   $  1,932  $  19,228
Short-Term Investments                   469,152          0    463,227
Accounts Receivable                       17,474     81,264     33,537
Inventory                                145,039    174,802    149,078
Prepaid Expenses                             500      1,578        500
                                         -------    -------    -------
Total Current Assets                     651,705    259,576    665,570
                                         -------    -------    -------
Property, Equipment and Other Assets
------------------------------------
Property and Equipment, Net                8,121     22,258     11,826
Other Assets, Net                         16,688    163,233     17,593
                                          ------     ------     ------
Total Property, Equip and Other Assets    24,809    185,491     29,419
                                          ------     ------     ------
Total Assets                           $ 676,514  $ 445,067  $ 694,989
============                             =======    =======    =======

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities
-------------------
Accounts Payable                       $   1,564   $  1,355   $  4,315
Accrued Expenses                          36,942      3,092     35,691
Other Liabilities - Due To Affiliate     133,850    116,153    101,505
                                         -------    -------    -------
Total Current Liabilities                172,356    120,580    141,511
                                          ------     ------     ------
Stockholders' Equity
Common Stock, $.01 Par Value
Authorized 4,000,000 Shares, Issued
and Outstanding 1,230,000                 12,300     12,300     12,300
Warrants Outstanding                          40         40         40
Additional Paid-In Capital             1,579,723  1,579,723  1,579,723
Accumulated (Deficit)                 (1,087,905)(1,267,576)(1,038,585)
                                       ---------  ---------  ---------
Total Stockholders' Equity               504,158    324,487    553,478
                                       ---------  ---------  ---------
Total Liab and Stockholders'Equity   $   676,514 $  445,067 $  694,989
====================================   =========  =========  =========


                       Gamogen, Inc. and Subsidiary
                 Consolidated Statements of Income (Loss)

                                        For The Three Months Ended
                                         May 31,1998  May 31,1997
                                         -----------  -----------
Sales                                     $   60,701  $    74,478

Costs and Expenses:
-------------------
Cost of Goods Sold                            25,017       21,374
Selling, General and Administrative           86,318       85,903
Depreciation and Amortization                  4,610       12,156
                                             -------      -------
                                             115,945      119,433
                                             -------      -------
Income (Loss) From Operations               (55,244)     (44,955)

Other Income (Expense):
-----------------------
Licensing Income                                   0       50,000
Research and Technology - Impotence                0            0
Technology
Interest & Other Income                        5,925           92
                                           ---------      -------
                                               5,925       50,092
                                           ---------      -------

Net Income (Loss)                        $  (49,319)    $   5,137
==================                         =========      =======
Earnings (Loss) Per Common Share:
=================================
Primary                                    $  (0.04)     $  0.00
Fully Diluted                              $  (0.03)     $  0.00

                       Gamogen, Inc. and Subsidiary
                          Statements of Cash Flow

                                        For The Three Months Ended
                                         May 31,1998    May 31,1997
                                         ------------  -----------
Cash Flow From Operating Activities:
------------------------------------
Net Income (Loss)                         $  (49,319)   $    5,137

Adjustments To Reconcile Net Income
(Loss) To Cash Provided By (Used In)
Operating Activities:
  Depreciation and Amortization                 4,610       12,156
  (Incr)/Decr in Short-Term Investments       (5,925)            0
  (Incr)/Decr in Prepaid Expenses                   0        2,382
  (Incr)/Decr in Accounts Receivable           16,063     (57,607)
  (Incr)/Decr in Inventory                      4,038      (5,302)
  Incr/(Decr) in Accounts Payable             (2,751)        1,335
  Incr/(Decr) in Accrued Expenses               1,251      (7,376)
                                            ---------    ---------
Cash Provided By (Used In) Operating         (32,033)     (49,275)
Activities

Cash Flows From Investing Activities
-----------------------------------
  (Acquisition) of Equipment                        0            0

Cash Flows From Financing Activities
------------------------------------
Increase (Decrease) in Other                   32,345       49,839
Liabilities - Due To Affiliate
                                            ---------    ---------
Net Incr in Cash and Cash Equivalents             312          564
Cash and Cash Equivalents - Beg of Year        19,228        1,368
                                            ---------    ---------
Cash and Cash Equivalents - End of Year    $   19,540   $    1,932
---------------------------------------     =========    =========
Supplementary Data - Income Taxes Paid          $   0        $   0
------------------                          =========    =========

                       Gamogen, Inc. and Subsidiary

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    (Reference is made to Notes to Financial Statements included in the
                         Company's Annual Report)

(1) Management's Statement
==========================
The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB.

Part I, Item 2
                       Gamogen, Inc. and Subsidiary
Management's Discussion and Analysis of Financial Condition and Results of
                                Operations
            for use with 10-QSB for Quarter Ended May 31, 1998.

Capital Resources and Liquidity

At May 31, 1998, the Company's cash and cash equivalents balance on a consolidated basis was $19,540 and net working capital was $479,349. The Company's cash and cash equivalents net working capital balances on a consolidated basis at May 31, 1997 were $1,932 and $138,996, respectively. The increase in working capital was due primarily to a $469,152 increase in short-term investments, resulting from the payment from Zonagen of $558,000 on September 30, 1997 for the sale of the impotence oral treatment.

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

Due to the approval and subsequent acceptance of Viagra (see History of the Company section above), Gamogen recorded other expense of $153,567 for Research and Technology - Impotence Technology, in the fourth fiscal quarter of the year ended February 28, 1998, to reflect the amortization of its Other Asset - Impotence Technology.

Payroll and certain other Company expenses and purchases are paid directly by an affiliate and charged to the Company as advances. These advances, classified as other liabilities - due to affiliate, are due for payment to the affiliate following the close of each fiscal quarter and fiscal year. As of February 1998 outstanding advances from the affiliate were $101,505. These advances of $101,505 were due and were paid by the Company to the affiliate on July 9, 1998. During the quarter ended May 31, 1998 advances from the Company's affiliate were $32,345. These advances of $32,345 are due and payable on July 15, 1998. Gamogen's current cash and cash equivalents and anticipated cash flow from operations is expected to be sufficient to enable it to meet its total net cash requirements through February 1999, however, the Company anticipates that it may issue advances to its affiliate to fund periodic cash shortfalls of its affiliate. These periodic advances are anticipated to be extended under terms more favorable than those available to Gamogen in the normal course of its business.

In an effort to improve its cash flows from operations, the Company has curtailed research and development in favor of efforts to improve sales of current products and reduce expenses. There can be no guarantee that obligations beyond February 1999 can be met from current projected cash flow. As previously reported, the Company, in consideration of the above items, is investigating other options to improve its projected cash flow and liquidity. Under investigation are assisting the Company's affiliate in development of affiliate products in exchange for royalties on use of Company tooling, issuance of additional common stock and the sale of the Company's Gyneco subsidiary.

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

Results of Operations
======================
Results For Three Months Ended May 31, 1998 As Compared With Three Months Ended May 31, 1997:

The Company's sales for the quarter ended May 31, 1998 were $60,701. This represents a decrease of $13,777 versus the quarter ended May 31, 1997. The Company's loss from operations was $55,244 in the quarter ended May 31, 1998. This compares to a loss from operations of $44,955 for the same quarter of the previous fiscal year. The Company's loss from operations in the quarter ended May 31, 1998 of $55,244 includes Gyneco's operating loss of $41,732.
In the quarter ended May 31, 1997 the Company's loss from operations of $44,955 included Gyneco's operating loss of $23,083. The Company's net loss for the quarter ended May 31, 1998 was $49,319. This compares with a net profit of $5,137 in the same quarter of the previous fiscal year. The Company's net profit in the quarter ended May 31, 1997 resulted primarily from $50,000 in licensing income from Zonagen which did not repeat in the quarter ended May 31, 1998, due to the purchase of the impotence technology by Zonagen in September 1997. The Company's net loss per share of common stock was $0.04 in the current fiscal quarter ended May 31, 1998 versus a profit per share of $0.00 in the quarter ended May 31, 1997.

The Company's sales for the quarter ended May 31, 1998 were $60,701. This represents a decrease of $13,777 versus the quarter ended May 31, 1997. The decline in sales is due to a decline in sales of Gyneco products of $15,552 offset in part by an increase royalties paid by its affiliate, Repro-Med Systems, Inc, for the use of certain tooling owned by Gyneco, of $1,775. Under its agreement with Repro-Med, Gyneco was paid $10,465 in the quarter ended May 31, 1998 and $8,690 in the quarter ended May 31, 1997. In the fiscal year ended February 1998, Gyneco was paid $33,038 under this agreement.

Selling, general and administrative expenses were $86,318 in the current fiscal quarter compared to $85,903 in the same quarter of the prior fiscal year. Depreciation and amortization was $4,610 in the quarter ended May 31, 1998 versus $12,156 in the same quarter of the prior fiscal year. The decrease in depreciation and amortization results from a $7,678 charge for amortization of the Other Asset - Impotence Technology in the quarter ended May 31, 1997, which did not repeat in the quarter ended May 31, 1998 (see Capital Resources and Liquidity section above).

Part II,  Item 2 - Change in Securities
=======================================
By resolution of the Board of Directors on 5/2/98, the Company extended the warrants due to expire on June 3, 1998 for a period of 12 months. The new expiration date is June 3, 1999.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the following persons, thereunto duly authorized.

GAMOGEN, INC.
                                                       July 14, 1998

/s/ Andrew I. Sealfon
Andrew I. Sealfon
President, Treasurer, Chairman of the Board,
Director, and Chief Executive Officer
                                                       July 14, 1998

/s/ Jesse A. Garringer
Jesse A. Garringer
Executive Vice-President, Secretary, Director, and
Chief Financial Officer