Form 10QSB
period 1998-08-31
GAMOGEN INC
filed 1998-10-13
CIK 803034

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                FORM 10-QSB

                             QUARTERLY REPORT
  Pursuant to sections 13 or 15(d) of The Securities Exchange Act of 1934

                   FOR THE QUARTER ENDED AUGUST 31, 1998

                      Commission File Number 0-15382

                               GAMOGEN, INC.
              -----------------------------------------------
          (Exact name of registrant as specified in its charter)

             NEW YORK                               13-3341562
      ----------------------                     -------------------
(State or other jurisdiction of                   (IRS Employer
 incorporation or organization)                   Identification No.)

                   24 Carpenter Road, Chester, NY, 10918
                -------------------------------------------
             (Address of principal executive offices) (Zip Code)

                              (914) 469-2042
              ----------------------------------------------
           (Registrant's telephone number, including area code)


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

                           Yes [ X ]   No [   ]

At August 31, 1998 the registrant had outstanding 1,230,000 shares of Common Stock, $.01 par value.

PART I

Item 1.  Financial Statements
Balance Sheets - August 31, 1998 and August 31, 1997 and February 28, 1998. Statements of Income - For the three month and six month periods ended August 31, 1998 and August 31, 1997.
Statements of Cash Flows - August 31, 1998 and August 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II

Item 1. Legal Proceedings
None

Item 2. Changes In Securities
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K
None

PART I, Item 1 - Financial Statements

                       Gamogen, Inc. and Subsidiary
                        Consolidated Balance Sheets

                                       Aug 31,    Aug 31,    Feb 28,
                                         1998       1997       1998
                                      ---------  ---------  ---------
Assets
------
Current Assets
--------------
Cash and Cash Equivalents              $  16,227  $   6,185  $  19,228
Short-term Investments                   351,513          0    463,227
Accounts Receivable                       19,392    585,798     33,537
Inventory                                142,100    172,393    149,078
Prepaid Expenses                             500      2,294        500
                                         -------    -------    -------
Total Current Assets                     529,732    766,670    665,570
                                         -------    -------    -------
Property, Equipment and Other Assets
------------------------------------
Property and Equipment, Net                4,416     18,863     11,826
Other Assets, Net                         15,783    154,173     17,593
                                          ------    -------     ------
Total Property, Equip and Oth Assets      20,199    173,036     29,419
                                          ------    -------     ------
Total Assets                          $  549,931  $ 939,706  $ 694,989
============                             =======    =======    =======

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities
-------------------
Accounts Payable                       $     747    $ 8,234   $  4,315
Accrued Expenses                          32,776     54,092     35,691
Other Liabilities - Due To Affiliate      58,803     97,629    101,505
                                          ------    -------    -------
Total Current Liabilities                 92,326    159,955    141,511
                                          ------     ------     ------
Stockholders' Equity
Common Stock, $.01 Par Value
Authorized 4,000,000 Shares, Issued
and Outstanding 1,230,000                 12,300     12,300     12,300
Warrants Outstanding
                                              40         40         40
Additional Paid-In Capital             1,579,723  1,579,723  1,579,723
Accumulated (Deficit)                 (1,134,458) (812,312) (1,038,585)
                                       ---------  ---------  ---------
Total Stockholders' Equity               457,605    779,751    553,478
                                       ---------  ---------  ---------
Total Liab & Stockholders'Equity      $  549,931  $ 939,706  $ 694,989
====================================   =========  =========  =========

                       Gamogen, Inc. and Subsidiary
                 Consolidated Statements of Income (Loss)

                              For Three Months      For Six Months
                                   Ended                 Ended
                         Aug 31,1998 Aug 31,1997  Aug 31,1998 Aug 31,1997
                         ---------    ---------   ---------    ---------
Sales
-------------------
Net Sales of Products        $ 64,948   $ 77,546  $ 125,649   $ 152,024
Sale of Impotence Treatment         0    708,000          0     708,000
                              -------    -------    -------     -------
                               64,948    785,546    125,649     860,024
Costs and Expenses:
-------------------
Cost of Goods Sold             31,242     28,528     56,259      49,353
Selling, General and
Administrative                 79,982    139,148    166,300     225,051
Depreciation and                4,610     12,756      9,220      24,912
Amortization
                              -------    -------    -------     -------
                              115,834    180,432    231,779     299,316
                              -------    -------    -------     -------
Income (Loss) From           (50,886)    605,663  (106,130)     560,708
Operations

Other Income (Expense):
-----------------------
Licensing Income                    0  (125,000)          0    (75,000)
Interest & Other Income         4,583         44     10,508         136
                            ---------   --------  ---------     -------
                                4,583  (124,956)     10,508    (74,864)
                            ---------   --------  ---------     -------
Net Income (Loss) Before
Income Taxes                 (46,303)    480,707   (95,622)     485,844
Provision For Income Tax          250     25,444        250      25,444
                            ---------    -------  ---------     -------
Net Income (Loss) After   $  (46,553)  $ 455,263 $ (95,872)    $ 460,400
Income Tax
==========================  =========    =======  =========     =======
Earnings (Loss) Per Common
Share:
==========================
Primary                   $    (0.04)  $   0.37   $  (0.08)    $   0.37
Fully Diluted             $    (0.03)  $   0.32   $  (0.07)    $   0.32

                       Gamogen, Inc. and Subsidiary
                          Statements of Cash Flow

                                        For The Six Months Ended
                                         Aug 31,1998    Aug 31,1997
                                         ------------  -----------
Cash Flow From Operating Activities:
------------------------------------
Net Income (Loss)                         $  (95,872)    $ 460,400

Adjustments To Reconcile Net Income
(Loss) To Cash Provided By (Used In)
Operating Activities:
  Depreciation and Amortization                 9,220       24,912
  (Incr) Decr in Short-Term Investments       111,714            0
  (Increase) Decrease in Prepaid Expenses           0        1,666
  (Increase) Decrease in Accounts Receivable   14,145    (562,141)
  (Increase) Decrease in Inventory              6,978      (2,893)
  Increase (Decrease) in Accounts Payable     (3,568)        8,234
  Increase (Decrease) in Accrued Expenses     (2,915)       43,624
                                            ---------    ---------
Cash Provided By (Used In) Operating
Activities                                     39,702     (26,198)

Cash Flows From Investing Activities
-----------------------------------
  (Acquisition) of Equipment                        0        (300)

Cash Flows From Financing Activities
------------------------------------
Increase (Decrease) in Other                 (42,703)       31,315
Liabilities - Due To Affiliate
                                            ---------    ---------
Net Increase in Cash and Cash                 (3,001)        4,817
Equivalents

Cash and Cash Equivalents - Beginning          19,228        1,368
of Year
                                            ---------    ---------
Cash and Cash Equivalents - End of Year    $   16,227   $    6,185
---------------------------------------     =========    =========


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

Part I, Item 2
                       Gamogen, Inc. and Subsidiary
Management's Discussion and Analysis of Financial Condition and Results of
                                Operations
          for use with 10-QSB for Quarter Ended August 31, 1998.

Capital Resources and Liquidity
===============================
At August 31, 1998, the Company's cash and cash equivalents balance on a consolidated basis was $16,227 and net working capital was $437,406. The Company's cash and cash equivalents and net working capital balances on a consolidated basis at August 31, 1997 were $6,185 and $606,715, respectively. The decrease in working capital of $169,309 was reflected primarily in the decrease in accounts receivable resulting from cummulative net losses for the period September 1997 through August 1998 of $322,144 offset by the effect of a decrease in other assets (Impotence Technology) of $138,390 (see comments below).

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

Due to the approval and subsequent acceptance of Viagra, Gamogen recorded other expense of $153,567 for Research and Technology - Impotence
Technology, in the fourth fiscal quarter of the year ended February 28, 1998, to reflect the amortization of its Other Asset (Impotence
Technology).

Payroll and certain other Company expenses and purchases are paid directly by an affiliate and charged to the Company as advances. These advances, classified as other liabilities - due to affiliate, are due for payment to the affiliate following the close of each fiscal quarter and fiscal year. As of February 1998 outstanding advances from the affiliate were $101,505. These advances of $101,505 were due and were paid by the Company to the affiliate on July 9, 1998. During the three month period ended May 31, 1998 advances made by the Company's affiliate were $32,345. These advances of $32,345 were due and paid to the affiliate on July 15, 1998. During the quarter ended August 31, 1998 advances made by the Company's affiliate were $58,803. These advances of $58,803 are due and payable on October 15, 1998. Gamogen's current cash and cash equivalents and anticipated cash flow from operations is expected to be sufficient to enable it to meet its total net cash requirements through February 1999, however, the Company anticipates that it may issue advances to its affiliate to fund periodic cash shortfalls of its affiliate. These periodic advances are anticipated to be extended under terms more favorable than those available to Gamogen in the normal course of its business.

In an effort to improve its cash flows from operations, the Company has curtailed research and development in favor of efforts to improve sales of current products and reduce expenses. There can be no guarantee that obligations beyond February 1999 can be met from current projected cash flow. As previously reported, the Company, in consideration of the above items, is investigating other options to improve its projected cash flow and liquidity. Under investigation are assisting the Company's affiliate in development and marketing of affiliate products in exchange for royalties on use of Company tooling, issuance of additional common stock and the sale of the Company's Gyneco subsidiary.

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

Results of Operations
=====================
Results For Three Months Ended August 31, 1998 As Compared With Three Months Ended August 31, 1997:

The Company's sales for the quarter ended August 31, 1998 were $64,948. This represents a decrease of $720,598 versus the quarter ended August 31, 1997, due primarily to the sale in the quarter ended August 1997 of the Company's impotence treatment technology for $708,000. The Company's loss from operations was $50,886 in the quarter ended August 31, 1998. This compares to a profit from operations of $605,663 for the same quarter of the previous fiscal year. The Company's loss from operations in the quarter ended August 31, 1998 of $50,886 includes Gyneco's operating loss of $37,368. In the quarter ended August 31, 1997 the Company's profit from operations of $605,663 included Gyneco's operating loss of $21,203. The Company's net loss for the quarter ended August 31, 1998 was $46,553. This compares with a net profit of $455,263 in the same quarter of the previous fiscal year. The Company's net profit in the quarter ended August 31, 1997 resulted primarily from $708,000 in revenues from sale of the Company's impotence treatment technology which did not repeat in the quarter ended August 31, 1998. The Company's net loss per share of common stock was $0.04 in the current fiscal quarter ended August 31, 1998 versus a profit per share of $0.37 in the quarter ended August 31, 1997.

Selling, general and administrative expenses were $79,982 in the current fiscal quarter compared to $139,148 in the same quarter of the prior fiscal year. The decrease in selling, general and administrative expenses in the current fiscal quarter of $59,166 as compared to the same quarter of the prior fiscal year was due to certain administrative costs in the prior year period related to the sale of the impotence treatment technology which did not repeat in the current fiscal period. Depreciation and amortization was $4,610 in the quarter ended August 31, 1998 versus $12,756 in the same quarter of the prior fiscal year. The decrease in depreciation and amortization results from a $7,678 charge for amortization of other assets (Impotence Technology) in the quarter ended August 31, 1997, which did not repeat in the quarter ended August 31, 1998 (see Capital Resources and Liquidity section above).

Results For Six months Ended August 31, 1998 As Compared With Six months Ended August 31, 1997:

The Company's sales for the six month period ended August 31, 1998 were $125,649. This represents a decrease of $734,375 versus the six month period ended August 31, 1997, due primarily to the sale in the quarter ended August 1997 of the Company's impotence treatment technology for $708,000. The Company's loss from operations was $106,130 in the six month period ended August 31, 1998. This compares to a profit from operations of $560,708 for the same six month period of the previous fiscal year. The Company's loss from operations in the six month period ended August 31, 1998 of $106,130 includes Gyneco's operating loss of $79,100. In the six month period ended August 31, 1997 the Company's profit from operations of $560,708 included Gyneco's operating loss of $44,377. The Company's net loss for the six month period ended August 31, 1998 was $95,872. This compares with a net profit of $460,400 in the same six month period of the previous fiscal year. The Company's net profit in the six month period ended August 31, 1997 resulted primarily from $708,000 in revenues from sale of the Company's impotence treatment technology which did not repeat in the quarter ended August 31, 1998. The Company's net loss per share of common stock was $0.08 in the current fiscal six month period ended August 31, 1998 versus a profit per share of $0.37 in the six month period ended August 31, 1997.

Selling, general and administrative expenses were $166,300 in the current six month period compared to $225,051 in the same six month period of the prior fiscal year. The decrease in selling, general and administrative expenses in the six month period of the current fiscal period of $58,751 as compared to the same period of the prior fiscal year was due primarily to certain administrative costs in the prior year period related to the sale of the impotence treatment technology which did not repeat in the current fiscal period. Depreciation and amortization was $9,220 in the six month period ended August 31, 1998 versus $24,912 in the same six month period of the prior fiscal year. The decrease in depreciation and amortization results from $15,692 in charges for amortization of other assets (Impotence Technology) in the six month period ended August 31, 1997, which did not repeat in the six month period ended August 31, 1998 (see Capital Resources and Liquidity section above).

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the following persons, thereunto duly authorized.

GAMOGEN, INC.
                                                       Oct 9, 1998

/s/ Andrew I. Sealfon
Andrew I. Sealfon
President, Treasurer, Chairman of the Board,
Director, and Chief Executive Officer
                                                       Oct 9, 1998

/s/ Jesse A. Garringer
Jesse A. Garringer
Executive Vice-President, Secretary, Director, and
Chief Financial Officer