Form 10QSB
period 1998-11-30
GAMOGEN INC
filed 1999-01-19
CIK 803034

                                FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 1998

     Commission File Number 0-15382

                                   GAMOGEN,INC.
__________________________________________________________________________
          (Exact name of registrant as specified in its charter)

             NEW YORK                                       13-3341562
_____________________________________                  ____________________
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                        Identification No.)

24 Carpenter Road, Chester, NY, 10918                         10918
_____________________________________                  ____________________
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code       (914) 469-2042

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [ X ]   No [   ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the lastest practicable date.

          Class                               Outstanding at November 30, 1998
_____________________________                 ________________________________
(Common Stock, $.01 par value)                              1,230,000

                                GAMOGEN,INC.

                                   INDEX


PART I    Financial Information                                       Page No.

Condensed Consolidated Balance Sheet -
     November 30, 1998; November 30, 1997 and February 28, 1998          3

Condensed Consolidated Statement of Income -
     three months and nine months ended November 30, 1998                4
     and November 30, 1997

Condensed Consolidated Statements of Cash Flows -                        5
     nine months ended November 30, 1998 and November 30, 1997

Notes to Condensed Consolidated Financial Statements                     6

Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                    7-11


PART II   Other Information

Item 1. Other Information                                                12

Item 2. Exhibits and Reports on Form 8-K                                 13-19

                                   FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                         GAMOGEN,INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                  November 30, November 30, February 28,
                                        1998        1997       1998
                                      ---------  ---------  ---------
Current Assets
  Cash and cash equivalents           $  33,680  $   17,724  $  19,228
  Short-term investments                155,025     454,349    463,227
  Accounts receivable                    22,140      28,355     33,537
  Inventory                             133,635     165,427    149,078
  Prepaid expenses                          500         938        500
                                        -------     -------    -------
     Total current assets               344,980     666,793    665,570
                                        -------     -------    -------

Property, plant & equipment, net            711      15,158     11,826
Other assets, net                        14,878     145,590     17,593
                                        -------     -------    -------
Total property, plant & equip and
other assets                             15,589     160,748     29,419
                                        -------     -------    -------
Total Assets                          $ 360,569   $ 827,541  $ 694,989

                                      LIABILITIES

Current liabilities
  Accounts payable                    $   5,731   $   5,265  $   4,315
  Accrued expenses                        5,922      44,905     35,691
  Other liabilities - due to             26,187      44,978    101,505
  affiliate                             -------     -------    -------
    Total current liabilities            37,840      95,148    141,511
                                        -------     -------    -------
Stockholders' equity
Common stock, $.01 par value
authorized
4,000,000 shares, issued and             12,300      12,300     12,300
outstanding   1,230,000
Warrants outstanding                         40          40         40
Additional paid-in capital            1,579,723   1,579,723  1,579,723
Accumumlated (deficit)              (1,269,334)   (859,670) (1,038,585)
                                      ---------   ---------  ---------
    Total stockholders' equity          322,729     732,393    553,478
                                      ---------   ---------  ---------
Total Liabilities and Stockholders'
Equity                              $   360,569  $  827,541  $ 694,989


                                  FORM 10-Q

                        GAMOGEN,INC. AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENT OF INCOME


                             Three months ended       Nine months ended
                                 November 30,           November 30,
                               1998        1997         1998       1997
                              ------     ------        ------    -------
Sales
-------------------
Net sales of products       $ 59,280   $  79,107   $  184,929  $ 231,131
Sale of impotence
treatment                          0          0            0     708,000
                             -------     -------      -------    -------
                              59,280      79,107      184,929    939,131
Costs and expenses:
-------------------
Cost of goods sold            38,207      29,150       94,466     78,503
Selling, general and
administrative                53,899      85,163      220,199    310,214
Depreciation and
amortization                   4,610      12,287       13,830     37,199
                             -------     -------      -------    -------
                              96,716     126,600      328,495    425,916
                             -------     -------      -------    -------
Income (loss) from
operations                  (37,436)    (47,493)    (143,566)    513,215

Non-operating
income(expense):
-----------------------
Licensing income                   0           0            0   (75,000)
Joint venture - Restore     (100,000)          0    (100,000)          0
Interest & other income        2,559           0       13,066        136
                            --------    --------    ---------    -------
                            (97,441)           0     (86,934)   (74,864)
                            --------    --------    ---------    -------
Net income (loss) before
income taxes                (134,877)   (47,493)    (230,500)    438,351
Provision for income tax           0         137          250     25,307
                            --------     -------    ---------    -------

Net Income (Loss)         $(134,877)  $ (47,356)  $ (230,750)  $ 413,044
==========================  ========     =======    =========    =======
Weighted average number of
shares outstanding
  Primary                  1,230,000   1,230,000    1,230,000  1,230,000
  Fully Diluted            1,430,000   1,230,000    1,430,000  1,430,000

Net income per share
  Primary                 $  (0.11)   $ (0.04)    $    (0.19)  $    0.34
  Fully Diluted           $  (0.09)   $ (0.03)    $    (0.16)  $    0.29


                                 FORM 10-Q

                        GAMOGEN,INC. AND SUBSIDIARY

              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                             Nine Months Ended
                                        November 30,    November 30,
                                            1998          1997
Cash flow from operating activities:     ------------  -----------
------------------------------------
Net Income (Loss)                        $  (230,750)    $ 413,044

Adjustments to reconcile net income
(loss) to Cash provided by (used in)
operating activities:
  depreciation and amortization                13,830       37,199
  (increase) decrease in short-term
  investments                                 308,202     (454,349)
  (increase) decrease in prepaid
  expenses                                          0        3,022
  (increase) decrease in accounts
  receivable                                   11,397      (4,698)
  (increase) decrease in inventory             15,444        4,073
  increase (decrease) in accounts
  payable                                       1,416        5,265
  increase (decrease) in accrued
  expenses                                   (29,769)       34,436
                                            ---------    ---------
Cash provided by (used in) operating           89,770       37,992
activities

Cash flows from investing activities
-----------------------------------
  (acquisition) of equipment                        0        (300)
  decrease (increase) in other assets               0            0

Cash flows from financing activities
------------------------------------
Increase (decrease) in other
liabilities - due to affiliate               (75,318)     (21,336)
                                            ---------    ---------
Net increase in cash and cash                  14,452       16,356
equivalents

Cash and cash equivalents - beginning
of year                                        19,228        1,368
                                            ---------    ---------
Cash and cash equivalents - end of year    $   33,680   $   17,724
---------------------------------------     =========    =========


                                 FORM 10-Q

                        GAMOGEN,INC. AND SUBSIDIARY

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    (Reference is made to Notes to Financial Statements included in the
                         Company's Annual Report)

Note 1: MANAGEMENT'S STATEMENT

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

                               FORM 10-Q

                        GAMOGEN,INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                OPERATIONS

Capital Resources and Liquidity

At November 30, 1998, the Company's cash and cash equivalents on a consolidated basis was $33,680 and net working capital was $307,140. The Company's cash and cash equivalents and net working capital balances on a consolidated basis at November 30, 1997 were $17,724 and $571,645, respectively. The decrease in working capital of $264,505 resulted from cummulative net losses for the period September 1997 through November 1998 of $457,022 offset by the effect of a decrease in other assets (Impotence Technology) of $138,390 (see comments below). Working capital was also reduced by a $100,000 investment in a new impotence joint venture (see comments below).

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

Payroll and certain other Company expenses and purchases are paid directly by an affiliate and charged to the Company as advances. These advances, classified as Other liabilities - due to affiliate, are due for payment to the affiliate following the close of each fiscal quarter and fiscal year. As of February 1998 outstanding advances from the affiliate were $101,505. These advances of $101,505 were due and were paid by the Company to the affiliate on July 9, 1998. During the three month period ended May 31, 1998 advances made by the Company's affiliate were $32,345. These advances of $32,345 were due and paid to the affiliate on July 15, 1998. For the quarter ended August 31, 1998 advances made by the Company's affiliate were $58,803. These advances of $58,803 were paid on November 20, 1998. During the quarter ended November 30, 1998 advances made by the company's affiliate were $26,187. These advances of $26,187 are due and payable on January 15, 1999. Gamogen's current cash and cash equivalents and anticipated cash flow from operations is expected to be sufficient to enable it to meet its total net cash requirements through February 1999.

To improve its projected cash flows from operations, on October 28,1998 the company entered into a joint venture with an affiliate, Repro-Med Systems, Inc., to develop and market a new vacuum impotence device named Restore (see attached Exhibit 3). The Company is contributing $175,000 in cash for which the Company receives 5% of the gross revenues of the Restore product shipped. Repro-Med Systems which has previously contributed $300,000 to development, marketing and distribution of the Restore product has agreed to contribute inventory, marketing, and development costs in excess of the Company's $175,000 contribution but may terminate the joint venture at its discretion. The Company paid $100,000 in the third quarter and will contribute $75,000 in the quarter ending February 28, 1999.

There can be no guarantee that obligations beyond February 1999 can be met from current projected cash flow without continuing advances from affiliates. These advances may require extended payment terms as the company develops alternate sources of funds from products such as Restore (see above comments).

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

Results of Operations-Three months November 1998 vs Three months November
1997:

The Company's sales for the quarter ended November 30, 1998 were $59,280.
This represents a decrease of $19,827 versus the quarter ended November 30,
1997.   The Company's loss from operations was $37,436 in the quarter ended
November 30, 1998. This compares to a loss from operations of $47,493 for the same quarter of the previous fiscal year. The Company posted a consolidated loss from operations in the quarter ended November 30, 1998 of $37,436 which was attributable to its subsidiary, Gyneco's operating loss of $50,547. The effect of Gyneco's operating loss was partially offset by pre-consolidation operating income from Gamogen's financial results.
In the quarter ended November 30, 1997 the Company's loss from operations of $47,493 included Gyneco's operating loss of $26,060. The Company's net loss for the quarter ended November 30, 1998 was $134,877. This includes a $100,000 non-operating expense for the Restore joint venture and compares with a net loss of $47,356 in the same quarter of the previous fiscal year.
The Company's net loss per share of common stock was $0.11 in the current fiscal quarter ended November 30, 1998 versus a loss per share of $0.04 in the quarter ended November 30, 1997.

Selling, general and administrative expenses were $53,899 in the current fiscal quarter compared to $85,163 in the same quarter of the prior fiscal year. The $31,264 reduction in selling, general and administrative expenses for the three months ended November 30, 1998 is primarily attributable to reversal of incentive executive bonuses recorded during the 1998 fiscal year which ended on February 28, 1998. The total incentive bonuses were $27,000. The incentive bonus payments were deferred at February 28, 1998 until cash flow warranted payment. Business conditions do not warrant payment and the incentive bonuses have been rescinded.
Depreciation and amortization was $4,610 in the quarter ended November 30, 1998 versus $12,287 in the same quarter of the prior fiscal year. The decrease in depreciation and amortization results from a $7,678 charge for amortization of other assets (Impotence Technology) in the quarter ended November 30, 1997, which did not repeat in the quarter ended November 30, 1998 (see Capital Resources and Liquidity section above).


Results of Operations - Nine months November 1998 vs Nine months November
1997:

The Company's sales for the nine month period ended November 30, 1998 were $184,929. This represents a decrease of $754,202 versus the nine month period ended November 30, 1997, due primarily to the sale in the quarter ended August 1997 of the Company's impotence treatment technology for $708,000 which did not repeat in this quarter. The Company's loss from operations was $143,566 in the nine month period ended November 30, 1998. This compares to a profit from operations of $513,215 for the same nine month period of the previous fiscal year. The Company's loss from operations in the nine month period ended November 30, 1998 of $143,566 includes Gyneco's operating loss of $129,647. In the nine month period ended November 30, 1997 the Company's profit from operations of $513,215 included Gyneco's operating loss of $70,415. The Company's net loss for the nine month period ended November 30, 1998 was $230,750, this includes a $100,000 non-operating expense for the Restore joint venture. This compares with a net profit of $413,044 in the same nine month period of the previous fiscal year. The Company's net profit in the nine month period ended November 30, 1997 resulted primarily from $708,000 in revenues from sale of the Company's impotence treatment technology which did not repeat in the quarter ended November 30, 1998. The Company's net loss per share of common stock was $0.19 in the current fiscal nine month period ended November 30, 1998 versus a profit per share of $0.34 in the nine month period ended November 30, 1997.

Selling, general and administrative expenses were $220,199 in the current nine month period compared to $310,214 in the same nine month period of the prior fiscal year. The decrease in selling, general and administrative expenses in the nine month period of the current fiscal period was $90,015 as compared to the same period of the prior fiscal year. The decrease was due to certain administrative costs in the prior year period related to the sale of the impotence treatment technology which did not repeat in the current fiscal period and to the reversal of incentive executive bonuses recorded during the 1998 fiscal year which ended on February 28, 1998. The incentive bonus total was $27,000. The incentive bonus payments were deferred at February 28, 1998 until cash flow warranted payment. Business conditions do not warrant payment and the incentive bonuses have been rescinded. Depreciation and amortization was $13,830 in the nine month period ended November 30, 1998 versus $37,199 in the same nine month period of the prior fiscal year. The decrease in depreciation and amortization results from $23,035 in charges for amortization of other assets (Impotence Technology) in the nine month period ended November 30, 1997, which did not repeat in the nine month period ended November 30, 1998 (see Capital Resources and Liquidity section above).

Year 2000 Compliance

      Company State of Readiness - The Company will be ready for the year
2000 in both information technology (IT) and non-IT systems. In terms of IT systems, the Company has purchased and taken delivery of a software upgrade to make its primary accounting, sales and manufacturing systems year 2000 compliant. The upgrade will be installed and validated by the summer of 1999. The internal network on which the primary business IT software runs is currently being upgraded, completion is planned for spring 1999.

In regard to non-IT systems, which refers to systems using embedded technology like microcontrollers, etc., the Company does not currently manufacture, nor has it completed development of, products which utilize microprocessors or similar date related functionality.

The Company is surveying third parties with which it has material relationships to determine whether there are any known, significant risks for business interruption, to-date no risk has been identified.

     Costs of Year 2000 Issues - The estimated total cost of upgrading the Company's IT and non-IT systems is under $15,000.

     Risks of Year 2000 Issues - The primary risk to the Company in terms of year 2000 issues, relates to external communication networks in the area of international telephone systems. This effects a small portion of the Company's overall business activity in the areas of customers and suppliers.

     Contingency Plans - The Company has the flexibility to temporarily utilize off-the-shelf, year 2000 compliant software for key portions of business system applications, should the Company experience an unforeseen delay or problem with the aforementioned legacy system upgrades.

In regard to the risk of failures in international communications networks, a contingency plan including provisions for sending and receiving orders and payments using couriers and other secondary methods of communication is currently being explored.

The Company currently believes that becoming Year 2000 compliant wil not have a significant impact on the financial position or results of operations of the Company. Although the Company is not aware of any material operational issues or costs associated with preparing its products or internal information systems for the year 2000, there can be no asurances that the Company will not experience significant unanticipated negative consequences or costs caused by undetected errors or defects in the technology used in its internal systems, which are composed predominately of third party software and hardware, or caused by software used by its vendors or customers or by goverment agencies.

                                FORM 10-Q

                        GAMOGEN,INC. AND SUBSIDIARY

                         PART II - OTHER INFORMATION

Item 1.   Change in Officers and Directors

     On January 15, 1999 a Termination Agreement was agreed to between J.Garringer and Repro-Med Systems, Inc. At that time Mr. Garringer tendered his resignation as an officer and director of Gamogen and Repro-Med Systems, Inc. Also on January 15, 1999, a one year Sales Representative Agreement was entered into between J. Garringer and Repro-Med Systems, Inc. For the first 28 weeks of this Sales Representative Agreement, Mr. Garringer will be paid a minimum draw against commission of $1,800 per week and insurance benefits. After the first 28 weeks, commission will be paid on completed sales with no minimum draw against commission and no company paid benefits. (See Exhibits 1 & 2)

     Mr. Garringer held the positions of Executive Vice-President, Secretary, Director and Chief Financial Officer for the Company. The positions of Chief Financial Officer, Director and Secretary have been assumed by Norman E. Rathfelder.

Item 2.   Exhibits and Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter ended November 30, 1998. The Exhibits filed as part of this report are listed below.

     Exhibit No.              Description

          1.                  Sales Representative Agreement
                              (pages 14-16)

          2.                  Termination Agreement
                              (pages 17-18)

          3.                  Joint Venture Agreement
                              (pages 19)

Item 2. Exhibit 1.

Sales Representative Agreement between J. Garringer and Repro-Med Systems,Inc.

1) J. Garringer (or a new company named by J. Garringer) will be paid monthly commissions on sales at rates as follows:

Commission                                        Percentage of Sales
Restore (or equivalent, ie, private                15%(d) 10% if under $55(a)
label, OEM, etc.)
Prolong                                            15%(d) 10% if under $5 (a)
US Military Special                                10%
New Account Sales for Other Products (b)           10%
New Capital  Raised (c)                             5%
(a)  equivalent prorata on cost:price basis
(b)  paid on new customers initiated by J. Garringer
(c) development, private placement, etc; from persons introduced by J. Garringer excludes building sale, B-D AsiaPacific, Sabratek
(d) a 5% override commission only, will be paid on customers or sales introduced by individuals other than J.Garringer and not initiated by J. Garringer nor related to his or his accounts efforts.

Note the 15% rate will be paid on first $1,000,000 in annual sales, 10% thereafter.

Sales value used to calculate above commission rates will be reduced by any other commissions that need to be paid by Repro-Med on the sale.

Monthly sales projections will be provided by J. Garringer on a rolling, 12 month basis.

Company has the last right of acceptance of any customer order tendered and reserves the right to determine future support level for all products and the right to sell and/or discontinue products.

J. Garringer understands that for his release of claims against Repro-Med Systems/Gamogen, he is being given as consideration the opportunity to establish a relationship as a Manufacturer's Representative/Consultant and to receive the compensation as described in paragraphs (1), (2), & (3). The aforementioned compensation is a commission draw and not salary continuation.

2) For the first 28 weeks of the agreement minimum commissions and benefits will be paid. Minimum commission payments will be paid at the rate of $1,800 per week.

Commission Draw                         $1,800/wk/28 weeks

Benefits (health insurance, dental      included at present level; J. Garringer
insurance, auto lease payments,         will pay to Repro-Med the standard
long-term disability insurance)         employee portion of health and dental
                                        insurance.

During the initial 28 week period, commissions above the $1,800 minimum will be paid when commissions on total sales exceeds the cumulative minimums paid-to-date.

Subsequent to the initial 28 week period commissions will be paid based on the following formula:

At the end of the 28 week period the difference between the total minimum commissions paid and commissions on sales for the 28 week period will be calculated. This amount, "commission balance", will be deducted from all subsequent monthly commissions at the rate of $750 per month, reducing the commission balance until the commission balance is reduced to zero.

Commissions will be paid on this formula until commissions on total sales (including the 28 week period sales) exceed the cumulative minimums paid for the 28 week period.

When commissions on total sales (including the 28 week period sales) exceed the cumulative minimums paid for the 28 week period, commissions will then be paid on the above percentage of sales.

This is a one year, non-exclusive agreement, automatically renewed in one year increments unless written notice of termination is given 60 days prior to the end of each year by either party. After termination, J. Garringer will be paid commission on the customers introduced by J. Garringer for a period of two years. Provided he maintains adequate customer support. No override commission will be paid after termination of this agreement.

J. Garringer agrees that for the term of this agreement he will not become a sales representative for infusion pumps or impotence pumps of companies whose business includes either of the following and includes the companies noted:

     1.)  Manufacturer or distribution of infusion pumps, ie., I-Flow
          Corp,;
     2.) Manufacturer or distribution of impotence vacuum pumps, ie., American MedTech (Rejoyn), Timm Medical (Osbon).

3) Repro-Med will also provide the following incentive and support items:

Incentive Stock Program       sales based incentive, (see below)
Office/sales support          office space, copying, telephone, word
                              processing, mailing, and reasonable
                              administrative support.
Other consulting              as requested by Repro-Med at rate of $50/hr.
                              Note, timesheets are to be submitted on a
                              weekly basis regardless of whether any
                              consulting work has been requested.
COBRA insurance coverage      after 28 weeks J. Garringer to pay full cost.

(4) During the next several weeks, J. Garringer will direct and train designated employees of Repro-Med Systems, Inc., with the objective of transitioning all day-to-day and all other company related activities which
J. Garringer has been responsible to those designated employees. There will be no additional charges for this work.

Nothing in this Agreement will provide the authority to either party to bind the other in any respect. Each shall remain an independent contractor responsible only for his own actions.

Agreed by:  Repro-Med Systems, Inc.          Agreed by: J. Garringer
/s/ Andrew I. Sealfon                        /s/ Jesse A. Garringer
Andrew I. Sealfon, President
Date: January 15, 1999                       Date:  January 15, 1999

Sales Based Incentive Addendum to Agreement between J. Garringer and Repro-Med Systems, Inc.

Upon execution of the aforementioned agreement J. Garringer will be given 300,000 shares of Repro-Med stock as an incentive to build sales as a manufacturers representative/consultant relationship.

As a further incentive to develop sales for the company, the following table outlines the additional shares of stock J. Garringer will receive when specfic sales goals are attained. This table is designed to provide incentive to reach $1,000,000 in Restore sales in any one year during the term hereof. Other sales are not considered in this stock program. The program is valid as long as the Agreement between J. Garringer as a manufacturers representative /consultant and Repro-Med Systems, Inc. is in effect.

Sales of Restore to Accounts            Shares of Repro-Med Stock Granted
Introduced by J. Garringer *

$300,000                                            200,000

Next $100,000                                       150,000

Next $100,000                                       150,000

Next $100,000                                       100,000

Next $100,000                                       100,000

Next $100,000                                       100,000

Next $100,000                                       100,000

Next $100,000                                       100,000

For the second and subsequent years, shares of stock will be issued based on cumulative sales only if sales in such year exceed the level of sales in all prior years from the beginning of this agreement. For example, if the first years' sales were $500,000, in the second year shares of stock will be issued after sales reach $600,000. In this example, for the first $500,000 of sales stock was awarded in the first year, as each $100,000 increment of sales is attained in the second and subsequent years an additional stock award will for such increases be granted. This program is in affect until $1,000,000 of Restore sales are reached from customers introduced by J. Garringer in any year.


* Does not include override sales.

Item 2., Exhibit 2

     Termination Agreement Between J. Garringer & Repro-Med Systems, Inc.

1) It is understood that Repro-Med Systems, Inc. is restructuring its staffing and terminating Jesse Garringer as an employee. Jesse Garringer will tender his resignation as an officer and director of Repro-Med Inc. and Gamogen, Inc. upon execution of this agreement.

J. Garringer, of his own free will, hereby voluntarily releases and forever discharges the Company, its subsidiaries and affiliates, and its and their predecessors, successors, and assigns and its and their current trustees, directors, officers, shareholders, employees and agents, both individually and in their official capacities with those entities, of and from any and all actions or causes of action, suits, claims, demands, liabilities, charges, complaints, promises, whatsoever, in law or equity, which against any of them, J. Garringer, his heirs, executors, administrators, successors, and assigns may now have or hereafter can, shall or may have for, upon or by reason of any matter, cause, or action whatsoever including arising out of (a) his employment by Repro-Med or Gamogen (except only such matter as to which J. Garringer is entitled to coverage as an insured, pursuant to the terms of any insurance policy owned by Repor-Med/Gamogen at the time that matter shall be deemed to have occurred), (b) the compensation, benefits, terms and conditions of his employment and (c) the cessation of said employment, any alleged violation of Title VII of the Civil Rights Act of 1964, as amended, the Civil Rights Act of 1991, Sections 1981 through 1988 of Title 42 of the United States Code, as amended, the National Labor Relations Act, the Americans with Disabilities Act of 1990, the Fair Labor Standards Act, the Occupational Safety and Health Act, the Employee Retirement Income Security Act of 1974, as amended, the Age Discrimination in Employment Act of 1967, as amended, the Family Leave and Medical Leave Act, the New York Human Rights Act, and any other federal, state or local law, regulations or ordinances, and/or public policy, contract or tort law, having any bearing whatsoever on the terms and conditions and/or cessation of his employment with Repro-Med Systems, Inc./Gamogen, Inc. or any or its or their subsidiaries and affiliates and any predecessors or successors thereof, he ever had, now has, or shall have as of the date of this Agreement.

J. Garringer waives his right to file any charge or complaint on his own behalf and/or to participate in any charge or complaint which may be made by any other person or organization on his behalf before any federal, state, or local court or administrative agency against Repro-Med or Gamogen or any of its or their subsidiaries and affiliates and its and their predecessors, successors, assigns, current and former trustees, directors, officers, shareholders, employees or agents, except as such waiver is prohibited by law. Should any such charge or complaint be filed, J. Garringer agrees that he will not accept any relief or recovery therefrom.
J. Garringer confirms that no charge, complaint, or action exists in any forum or form. Except as prohibited by law, in the event that any such claim is filed by J. Garringer, it shall be dismissed with prejudice upon presentation of this Agreement and J. Garringer shall reimburse Repro-Med/Gamogen for the costs, including attorney's fees, of defending any such action filed by J. Garringer. J. Garringer acknowledges he has no claims against Repro-Med/Gamogen at the current time.

J. Garringer acknowledges that he has been given the opportunity to consider this Agreement for twenty-one (21) days before signing it. In the event J., Garringer signs this Agreement within less than twenty-one (21)
days of his receiving it, he acknowledges that he did so voluntarily and with knowledge of the opportunity to consider this Agreement for the entire twenty-one (21) day period. J. Garringer also acknowledges that for a period of seven (7) days following the date he signs this Agreement he may revoke its terms by written notice sent to the President of Repro-Med
Systems, Inc. at the Company's principal business address of 24 Carpenter Road, Chester, New York 10918. This Agreement shall not become effective or enforceable until the seven (7) day period following his execution
hereof has expired.   This Agreement shall be construed to be a contract
entered into and to be governed by the internal laws of the State of New York. The parties agree that this Agreement represents the entire agreement except for the Sales Representative Agreement of the parties and supercedes all prior communications, agreements or understandings, either oral or written, if any, regarding the same.

Agreed by: Repro-Med Systems, Inc.    Agreed by: J. Garringer

/s/ Andrew I. Sealfon                 /s/ Jesse A. Garringer
Andrew I. Sealfon, President
Date: January 15, 1999                Date: January 15, 1999

Item 2.,  Exhibit 3.

                         JOINT VENTURE AGREEMENT - RESTORE

     This agreement entered into as of this 28th day of October 1998 between Repro-Med Systems, Inc.("Repro-Med") and Gamogen Inc. ("Gamogen").

     Whereas Repro-Med has been developing a new impotence treatment named Restore; and

     Whereas the parties wish to establish a joint venture relating to the ownership, development and marketing of Restore on the terms as set forth herein.

          NOW THEREFORE, the parties hereby agree as follows:

     1. Repro-Med hereby contributes all of its rights, title and interest in the Restore product and the trademark, all parts, molds, drawings and inventory and all goodwill and technology owned in connection therewith to the joint venture.
          Such contribution is valued at $300,000 for purposes hereof.

     2.   Gamogen shall contribute $175,000 in cash to the joint venture.

     3.   Repro-Med shall manage the joint venture.

     4.   Gamogen shall receive 5% of gross revenues of Restore product shipped.

     5. Repro-Med shall use its best efforts to market the Restore product. Except to the extent of the $175,000 paid hereunder, all costs incurred by Repro-Med in connection with the distribution of the Restore product and all other marketing expenses and costs of the joint venture shall be paid by Repro-Med.

     6.   Repro-Med may terminate the Joint Venture at anytime.

IN WITNESS WHEREOF, the parties have entered into this agreement as of the day and year first above written.

Repro-Med Systems, Inc.                 Gamogen, Inc.

By: /s/ Andrew I. Sealfon               By: /s/ Andrew I. Sealfon
Andrew I. Sealfon, President            Andrew I. Sealfon, President

                                  FORM 10-Q

                        GAMOGEN, INC. AND SUBSIDIARY

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the following persons, thereunto duly authorized.

GAMOGEN, INC.
                                                       January 18, 1999

/s/ Andrew I. Sealfon
Andrew I. Sealfon
President, Treasurer, Chairman of the Board,
Director, and Chief Executive Officer


/s/ Norman E. Rathfelder                               January 18, 1999
Norman E. Rathfelder
Chief Financial Officer, Secretary, Director