Form 10KSB
period 1999-02-28
GAMOGEN INC
filed 1999-06-14
CIK 803034

                                 FORM 10-KSB
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended February 28, 1999
     Commission File Number 0-15382

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

Registrant's telephone number, including area code   ___(914) 469-2042____

Securities registered pursuant to Section 12(b) of the Act:

                                        None
__________________________________________________________________________
                               (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

                                             Name of each exchange on
          Title of each class                          which registered
_____________________________________        ________________________________
Common stock, $.01 Par Value       Over-the-Counter Bulletin Board

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ]   No [   ]

Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B, is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-KSB. [ X ]

Based on the closing sales price of February 28, 1999 the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was $ 15,924.

The number of shares outstanding of the registrant's common stock, $.01 par value was 1,230,000 at February 28, 1999.

                                               GAMOGEN,INC.
                            Table of Contents


PART I                                                                Page

     Item 1.   Business                                                3
     Item 2.   Properties                                                   4
     Item 3.   Legal Proceedings                                       4
Item 4.   Submission of Matters to a Vote of Security Holders          4

PART II

     Item 5.   Market for Common Equity and Related Stockholder
Matters                                                 5
     Item 6.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations
6
     Item 7.   Financial Statements                                         9
     Item 8.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosures                        17
PART III

     Item 9.   Directors, Executive Officers, Promoters and Control
               Persons; Compliance With Section 16(a) of the Exchange      17
               Act
     Item 10.  Executive Compensation                                 18
     Item 11.  Security Ownership of Certain Beneficial Owners
               and Management                                         19
     Item 12.  Certain Relationships and Related Transactions              20

PART IV

     Item  13.      Exhibits and Reports on Form 8-K.
21
























                                   PART I
                              ------
Item 1.  Business
-----------------

     Gamogen, Inc. (the Company) was incorporated under the laws of the State of New York, on March 17, 1986, by its parent company, Repro-Med Systems, Inc. for the purpose of acquiring, developing and marketing medical products for use in the treatment of impotence. In September 1986, the Company acquired, by assignment from Repro-Med, Dr. Adrian Zorgniotti, and Andrew Sealfon, all rights to an injectable drug combination treatment for male impotence and two related products: a drug intermixing delivery system and an implantable prosthesis for dispensing drugs. The assignment of these three products included rights to all related technology and products.

     On May 27, 1987, the Company acquired the rights to certain gynecological products which it assigned to its Gyneco, Inc. subsidiary which immediately commenced manufacturing and marketing a line of gynecological products through US and foreign distributors, US hospitals and private physicians. During 1999 the Gyneco subsidiary accounted for 100% of Gamogen's consolidated sales. The Gyneco products include the Thermal Cautery System for tubal ligation, 70% of 1999 sales, and the Masterson Endometrial Biopsy System, 14% of 1999 sales. Gyneco's products are governed by the FDA's regulations for Class II medical devices. A portion of Gyneco's sales, 11% in 1999, came from royalties paid by its affiliate Repro-Med. These royalties began in fiscal 1993, when Repro-Med began compensating Gyneco for the use of certain tooling and parts of Gyneco's proprietary design. Payments to Gyneco totaled $27,308 in the 1999 and $33,038 in 1998. (See Item 12., Certain Relationships and Related Transactions on Page 20.)

     The Gyneco Thermal Cautery System was designed to provide a safe, and effective method for female sterilization. The Gyneco Thermal Cautery Unit provides low voltage coagulation via a rechargeable battery. The acceptance of tubal sterilization has been greatly influenced by the refinements of instrumentation and techniques after the introduction of laparoscopy. The endoscopic approach to sterilization constitutes a simple, safe and effective technique that can be used without prolonged hospitalization. Research efforts in the field of female sterilization have focused on methods that provide simplicity, safety and effectiveness. The Gyneco Thermal Cautery System meets these criteria.

     The Masterson Endometrial Biopsy System is a device for performing in-office biopsy sampling procedures and can provide essential tissue samples for diagnosis of infertility, menstrual disorders, bleeding, hormonal therapy, and screening for abnormal cytology. The system is composed of a non-electric vacuum pump which is easily operated with one hand and sterile individual procedure trays containing a sized metal curette, fixative cup, cap and label.

     In July of 1993 the Company acquired the rights to an Oral Treatment for Male Impotence which was subsequently sold to a biotechnology company, Zonagen, Inc. In September 1997, Gamogen received final payment of $558,000 from the sale. This payment represented the discounted sales price of $708,000 less $150,000 of Option Maintenance payments the Company had previously received from Zonagen, Inc.

     In October of 1998, Gamogen, in the effort to improve its revenues and cash flow from operations, entered into a joint venture with its affiliate, Repro-Med Systems, Inc., to develop and market a new vacuum, impotence treatment device named Restore. The Restore kit product consists of a manual vaccum erection pump and cylinder, constricting rings of varying tensions, instruction video, and lubricant. The constricting rings are also sold separately under the Prolong name as replacements and as an erection sustaining product. There remains a market for more conventional impotency treatments, like Restore, after the introduction in early 1998 of
Viagra, which initially accounted for 95% of new prescriptions for the
treatment of impotence.   In this market, men, due to specific health reasons
or for other problems which Viagra is ineffective, continue to require traditional treatments using devices such as the Restore vacuum pump.

     The Company has contributed a total of $175,000 in cash: $100,000 in the third quarter and $75,000 in the quarter ending February 28, 1999, for which the Company will receive 5% of the gross revenues of the Restore product shipped.(See Item 13., Exhibit 10(f)on Page 21) For fiscal 1999, Restore sales were $2,674. Repro-Med Systems, which has contributed $300,000 to development, marketing, distribution, and production of the Restore product, has agreed to contribute additional funds for inventory, marketing, and further development costs in excess of the Company's $175,000 contribution but may terminate the joint venture at its discretion.

     On April 20, 1999 Repro-Med Systems received a letter from Timm Medical Technologies (Timm) regarding possible patent conflicts between the Restore product and the Timms Erect-Aid Classic(tm) product. Repro-Med's review of the patents does not support this claim. Timm had purchased the rights, on November 23, 1998, to the Erect-Aid Classic(tm) product from Imagyn Medical Technologies(Imagyn). Imagyn, former company name Urohealth, had originally bought the rights to the Erect-Aid Classic(tm) from Osbon Medical Systems. A Company affiliate, Repro-Med has an off-setting counter claim which has not been resolved, concerning an Osbon product called Esteem. In April 1996, Osbon advised Repro-Med that it was withdrawing its commitment to Repro-Med for manufacture of the Esteem(tm) products and had secured other options for manufacture of these products. No prior notice was provided to the Company by Osbon. Despite repeated requests to Osbon, the Company has not received an explanation for this action. The Company has advised Osbon and Timm that Repro-Med is due compensation for its work on the Esteem(tm) products and for use of its proprietary design and manufacturing information.

     Although no individual customer, either physician, hospital or group of hospitals under common control accounts for a significant portion of sales of gynecological products, one hospital group accounted for 13% of sales of such products for the fiscal year ended February 28, 1999 and 9% for the fiscal year ended February 28, 1998, excluding the Company's one-time sale of $708,000 to Zonagen in fiscal 1998.

     Repro-Med, the controlling shareholder of the Company, owns 58.3% of the Company's Common Stock. Repro-Med, a public corporation, was organized in 1980 and currently manufactures and markets medical devices regulated by the FDA for: emergency medical treatment (52% of 1999 sales), impotency treatment (31%), gynecological (13%), and infusion therapy (4%).

     The Company and its subsidiary, Gyneco, assemble and test the products at a facility in Chester, NY leased by Repro-Med Systems, Inc. Gyneco purchases the parts required to manufacture its gynecological products from various vendors. Raw materials for molding of the Company's gynecological products are available from multiple sources at competitive prices. The Company currently assembles its disposable products and processes them for sterilization at an outside contractor.

Item 2.  Properties
-------------------
     The Company has agreements with Repro-Med for the lease of manufacturing, warehouse and office space at Repro-Med's Chester, NY facility and reimbursement of payroll and other operating expenses based on actual payroll allocations, occupancy and equipment utilization. For 1999, on a combined basis, the Company and it's subsidiary Gyneco, paid Repro-Med facility lease payments of $12,528. (See Item 12., Certain Relationships and Related Transactions on Page 20.)

Item 3.  Legal Proceedings
--------------------------
     The Company is not a party to any material litigation, nor to the knowledge of the officers and directors of the Company, is there any material litigation threatened against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
     No matters were submitted to a vote of security holders of the Company during the last quarter of the fiscal year ended February 28, 1999.

                         PART II
                         -------

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
Matters
-----------------------------------------------------------------------------
-----
     The Company is authorized to issue 4,000,000 shares of Common Stock, $.01 par value, of which 1,230,000 shares were issued and outstanding as of February 28, 1999. At December 15, 1989, the Company's Common Stock was held by approximately 164 beneficial holders.

     To the best of Management's knowledge there has been only minimal trading in Gamogen securities for the fiscal years ended February 1998 and February 1999. The Company's Common Stock is traded on the Over-The-Counter Bulletin Board market. The following table sets forth the high and low closing bid quotations for the Company's Common Stock as reported by the National Quotation Bureau, Inc. for the periods indicated. These quotations represent interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                High Bid  Low Bid
Fiscal Year
Ending
February 28,
1998:
1st  Quarter     $0.03     $0.03
2nd Quarter      $0.03     $0.03
3rd Quarter      $0.03     $0.03
4th Quarter      $0.03     $0.03

Fiscal Year
Ending
February 28,
1999:
1st  Quarter     $0.03     $0.03
2nd Quarter      $0.03     $0.03
3rd Quarter      $0.03     $0.03
4th Quarter      $0.03     $0.03

Fiscal Year
Ending
February 28,
2000:
3/1/99 -         $0.03     $0.03
5/15/99

     The Company has not declared or paid any cash dividends on its Common Stock and does not anticipate that any dividends will be paid in the foreseeable future.

Item 6.  Management's Discussion and Analysis of Financial Condition and
Results of
        Operations
-----------------------------------------------------------------------------
------

Results of Operations

1999 vs. 1998
-------------
     Total sales in 1999 declined $768,546 to $247,846 primarily as a result of a one-time sale of Gamogen's impotence oral treatment for $708,000 in 1998 which did not repeat in 1999. All of the Company's 1999 sales were made by its Gyneco subsidiary. Gyneco's product lines represent a diminishing segment of a market which is steadily moving toward lower cost and more convenient disposables. The Thermal Cautery System, which represents 70% of Gyneco's sales or $173,326 in 1999, declined 20% from the 1998 level of $215,581. Sales of the Masterson Biopsy System, which represents 14% of the Company's sales or $34,465, declined $25,908 or 43% in 1999, due to continued erosion of the United States market for this device. In the fourth quarter of 1999 there was interest from the international market for the Masterson Biopsy product which Gyneco is pursuing. Marketing programs for Gyneco's gynecological products have been investigated and may be implemented as allowed by Gyneco's financial resources. There can be no guarantee that these programs, if implemented, will prevent erosion of sales nor increase sales over present levels. The Company's attempt to increase its revenues by entering into the Restore joint venture has to-date resulted in the receipt of minimal revenues.
     Increased reserves for inventory obsolescence resulted in a 12% increase in cost of goods sold in 1999 as compared to 1998. The reserve was increased to provide for items that are out-of-date, have lost their value or usefulness occasioned by new developments or more economical products.

     Selling, general and administrative expenses were $111,245 for 1999 compared to $390,586 in 1998. Selling, general and administrative expenses decreased primarily due to reduced administrative costs and other allocated intercompany expenses. Declining Gyneco's sales and the absence of one-time sales and its commensurate additional expenses by the Company as in 1998, resulted in a reduced allocation of intercompany operating expenses to the Company by its affiliate.

     In fiscal 1999, the Company's loss from operations of $6,048, included Gyneco's profit from operations of $5,058. This compares to the Company's 1998 profit from operations of $479,366 which included Gyneco's loss from operations of $114,023. The reduced Gyneco loss is primarily the result of reduced selling, general and administrative expenses.

     Net income for 1999 of $20,116 was materially lower than the $234,128 net income in 1998 which resulted from the one-time sale of Gamogen's impotence oral treatment. Net income in 1999 included $14,321 of interest income from short-term investments and a $11,843 reduction of income tax expense.

1998 vs. 1997
-------------
     Total sales in 1998 increased $672,717 to $1,016,392 due to the one-time sale of Gamogen's impotence oral treatment for $708,000. Gyneco's product sales were $308,392 a decrease of $35,283 or 10%. The Thermal Cautery System, represented 70% of Gyneco's sales or $215,581 in 1998, an increase of 7% over the 1997 level of $201,907. Sales of the Masterson Biopsy System, which represented 20% of the Company's sales or $60,373 in 1998, declined $18,984 or 24% from 1997 levels, due to declining demand in the US market for this device. Marketing programs for Gyneco's gynecological products have been investigated and may be implemented as allowed by Gyneco's financial resources. There can be no guarantee that these programs, if pursued, will prevent erosion of sales nor increase sales over present levels.

     Selling, general and administrative expenses were $390,586 for 1998 compared to $330,334 in 1997. Selling, general and administrative expenses increased primarily due to additional administrative costs and other expenses related to the sale of the impotence oral treatment.

     Net income for 1998 of $234,128 which resulted from the one-time sale of Gamogen's impotence oral treatment for $708,000, compares with net income of $7,825 for 1997 which included $162,800 of licensing income associated with the impotence oral treatment which was sold in 1998.

Liquidity and Capital Resources
-------------------------------

     At the end of 1999, the Company had net working capital of $380,383, a decrease of $143,676 from 1998. The decrease in working capital was due primarily to a $381,875 decrease in short-term investments, attributable to the Company's intercompany payments for rent, wages and operating expenses of $156,618 and a $176,889 intercompany loan to its affiliate, Repro-Med. The loan due from affiliate, outstanding at fiscal year end, will be offset over the next 12 months through Company expenses paid by Repro-Med which are reimbursed by the Company. Under terms of an agreement with its affiliate, at the end of each quarter, the Company will be paid interest on the balance outstanding for the quarter. These interest payments will continue until the balance due from the affiliate is paid.

     In terms of accounts receivable, in the United States, sales are made primarily on net 30 day payment terms. A variety of terms are employed for export sales including cash prepayments, irrevocable letters of credit, and net 45 days. As of February 28, 1999, 2.3% of accounts receivable were over 60 days, 11.6% were at 30-59 days and 86.1% were current.

     There were no capital expenditures in 1999, capital expenditures in 1998 were $1,225.

     Other Assets increased by $175,000 in 1999 due to the Restore joint venture investment. In October of 1998, Gamogen, in the effort to improve its revenues and cash flow from operations, entered into a joint venture with its affiliate, Repro-Med Systems, Inc., to develop and market a new vacuum impotence device named Restore. The Company has contributed a total of $175,000 in cash: $100,000 in the third quarter and $75,000 in the quarter ending February 28, 1999, for which the Company will receive 5% of the gross revenues of the Restore product shipped.(See Item 13., Exhibit 10(f)on Page
21) For fiscal 1999, Restore sales were $2,674. Unless Restore sales increase materially or there is a substantial increase in OEM royalties from affiliates (See Item 12., Certain Relationships and Related Transactions, Page 20) the Company's long-term survival may depend on its ability to raise new capital or enter into a merger with an entity seeking to become publicly owned.

     At the end of 1999, the balance in Other Liabilities - Due to Affiliate was $0 compared to the end of 1998 which was $101,505. Reduced intercompany expenses and increases in loans due from affiliates, resulted in this change.

     The Company will be able to satisfy its cash requirements for the next 12 months through the use of available cash reserves and intercompany balances.

Year 2000 Compliance
-----------------

     Company State of Readiness - The Company will be ready for the year 2000 in both information technology (IT) and non-IT systems. In terms of IT systems, the Company has purchased and taken delivery of a software upgrade to make its primary accounting, sales and manufacturing systems year 2000 compliant. The upgrade will be installed and validated by the summer of 1999. The internal network on which the primary business IT software runs, has been upgraded on schedule.

     In regard to non-IT systems, which refers to systems using embedded technology like microcontrollers, etc., the Company does not currently manufacture, nor has it completed development of, products which utilize microprocessors or similar date related functionality.

     The Company has surveyed third parties with which it has material relationships to determine whether there are any known, significant risks for business interruption, no risk has been identified.

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

     The Company believes that becoming Year 2000 compliant will not have a significant impact on the financial position or results of operations of the Company. Although the Company is not aware of any material operational issues or costs associated with preparing its products or internal information systems for the year 2000, there can be no asurances that the Company will not experience significant unanticipated negative consequences or costs caused by undetected errors or defects in the technology used in its internal systems, which are composed predominately of third party software and hardware, or caused by software used by its vendors or customers or by goverment agencies.

Forward Looking Statements
--------------------------

     The Company has made and will make certain forward-looking statements in the Annual Report relating to market and product development among others. These forward-looking statements represent challenging goals for the Company and are based on certain assumptions and estimates including the worldwide economy, competitive activity, funding availability, product introductions, governmental action and the development of certain markets. Some examples of key factors necessary to achieve the Company's goals are: 1.) the success of the Company's joint venture relative to the Restore product 2.) the avoidance of adverse cost increases 3.) unexpected increases or decreases in sales of Company's products 4.) uncertainty related to Food and Drug Administration the or other government regulation 5.) introduction by other companies of competitive products 6.) changes in the Company's relationships with its customers and distributors 7.) adequate and available sources of funds. If the Company's assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of these key factors, then the Company's actual performance could vary materially from the forward-looking statements made herein.

Item 7.  Financial Statements
------------------------------
Index to Consolidated Financial Statements
Page
------------------------------------------


Report of Independent Certified Public Accountants                         10

Financial Statements:

     Consolidated Balance Sheets, February 28, 1999 and 1998
11

     Consolidated Statements of Income, Years Ended February 28, 1999
12
     and 1998

     Consolidated Statements of Changes in Stockholders' Equity, Years
     Ended February 28, 1999 and 1998                                 13

     Consolidated Statements of Cash Flows, Years Ended February 28, 1999 14 and 1998

     Notes to Consolidated Financial Statements                            15-
17

                         WEINGAST, ZUCKER & RUTTENBERG, LLP
                        CERTIFIED PUBLIC ACCOUNTANTS
                              11 HOLLAND AVENUE
                        WHITE PLAINS, NEW YORK  10603


                        INDEPENDENT AUDITORS' REPORT

BOARD OF DIRECTORS
GAMOGEN, INC. AND SUBSIDIARY

We have audited the accompanying consolidated balance sheets of Gamogen, Inc. and Subsidiary as of February 28, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended February 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gamogen, Inc. and Subsidiary as of February 28, 1999 and 1998, and the results of their operations and their cash flows for each of the two years in the period ended February 28, 1999, in conformity with generally accepted accounting principles.


/s/ Weingast, Zucker & Ruttenberg, LLP
--------------------------------------
White Plains, NY
May 25, 1999

                        GAMOGEN, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS



                                            Feb 28, 1999    Feb 28, 1998
                                           ---------------  -------------
Assets
------
Current Assets
--------------
Cash and Cash Equivalents (Note 1)                       $              $
                                                     8,589         19,228
Short-term Investments (Note 1)                     81,352        463,227
Accounts Receivable                                 24,196         33,537
Inventory (Notes 1 & 2)                             92,549        149,078
Prepaid Expenses                                     3,903            500
Due From Affiliate                                 176,889              0
                                                   -------        -------
Total Current Assets                               387,478        665,570
                                                   -------        -------
Property, Equipment and Other Assets
(Notes 1 & 3)
-----------------------------------------
---------
Property and Equipment, Net                          4,421         11,826
Other Assets, Net                                  188,790         17,593
                                                    ------        -------
Total Property, Equipment and Other                193,211         29,419
Assets
                                                    ------        -------
Total Assets                                   $   580,689     $  694,989
============                                       =======        =======

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities
-------------------
Accounts Payable                                 $      39          $
                                                                4,315
Accrued Expenses                                     7,056         35,691
Other Liabilities - Due To Affiliate                     0        101,505
(Note 4)
                                                   -------         ------
Total Current Liabilities                            7,095        141,511
                                                   =======         ======
Stockholders' Equity
Common Stock, $.01 Par Value Authorized
4,000,000 Shares, Issued and Outstanding            12,300         12,300
1,230,000
Warrants Outstanding                                    40             40
Additional Paid-In Capital                       1,579,723      1,579,723
Accumulated (Deficit)                          (1,018,469)    (1,038,585)
                                               -----------    -----------
Total Stockholders' Equity                         573,594        553,478
                                               -----------    -----------
Total Liabilities and Stockholders'            $   580,689   $    694,989
Equity
=========================================      ===========    ===========
=

                        GAMOGEN, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF INCOME

                              FOR THE YEARS ENDED

                                           Feb 28,      Feb 28,
                                            1999         1998
                                         -----------  -----------
                                             ---          --
Sales (Note 4):
Net Sales of Products                              $            $
                                             247,846      308,392
Sale of Impotence Treatment                        0
                                                        708,000
                                           ---------     --------
                                             247,846
                                                        1,016,392

Costs and Expenses:
-------------------
Cost of Goods Sold                           134,403      131,087
Selling, General and Administrative          111,245      390,586
Depreciation and Amortization                  8,246       15,353
                                             -------      -------
                                             253,894      537,026
                                             -------      -------

Income (Loss) From Operations                (6,048)      479,366

Other Income (Expense):
-----------------------
Licensing Income                                   0     (75,000)
Research and Technology - Impotence                0    (153,567)
Technology
Interest & Other Income                                     9,014
                                              14,321
                                           ---------      -------
                                              14,321    (219,553)

Income Before Income Taxes                     8,273      259,813
Provision (Benefit) For Income Taxes                       25,685
(Note 6)                                    (11,843)
                                           ---------      -------
Net Income (Loss)                          $  20,116  $   234,128
==================                         =========      =======
Earnings (Loss) Per Common Share (Notes
1 & 5):
=======================================
========
Primary                                    $  0.02       $  0.19
Fully Diluted                              $  0.01       $  0.16

                        GAMOGEN, INC. AND SUBSIDIARY

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                       Years Ended February 28, 1999 and 1998

                                                  Warrants
                                 Common Stock        and
                                 .01 Par Value    Addition
                        Total                        al
                        Equity   Shares     $      Paid-In  Accumulated
                                     Amt.          Capital   (Deficit)
                       -------   -------  ------ ---------  -----------
                                      --       -     -               --
Stockholders' Equity    319,350  1,230,0                    (1,272,713)
2/97                                  00  12,300  1,579,763

Net Income FYE 2/98
                        234,128                                 234,128
                        -------                             -----------
                             --                                       -
Stockholders' Equity             1,230,0  $12,30      $     $(1,038,585
2/98                    553,478       00    0    1,579,763            )

Net Income FYE 2/99      20,116                                  20,116
                        -------                             -----------
                             --                                       -
Stockholders' Equity    573,594  1,230,0  $12,30     $      $(1,018,469
2/99                                  00    0    1,579,763            )
                       =======                              ===========
                          ==                                          =

                        GAMOGEN, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Feb 28, 1999  Feb 28, 1998

                                                   ------------  ------------
Operating Activities:

Income (Loss)from continuing operations             $    20,116  $    234,128
Adjustments to reconcile net income to cash
provided by operating activities:
  Depreciation and amortization                           8,246        15,353
                                                   ------------  ------------
                                                         28,362       249,481
Changes in assets and liabilities:                 ------------  ------------
  Accounts receivable - trade                             9,341       (9,880)
  Inventories                                            56,529        20,422
  Prepaid expenses & other accounts receivable          (3,403)         3,460
  Accounts payable                                      (4,276)         4,315
  Accrued expenses                                     (28,635)        25,223
  Other assets                                            2,962       154,100
                                                   ------------  ------------
                                                         32,518       232,831
                                                   ------------  ------------
Net cash provided by (used in) operating                 60,880       447,121
activities

Investing activities
  Short term investments                                381,875     (463,227)
  Capital expenditures                                        0       (1,225)
  Due from affiliate - short term loan                (176,889)             0
  Other assets - investment in joint venture          (175,000)             0
                                                   ------------  ------------
  Net cash provided by (used in) investing
  activities                                            29,986      (464,452)
                                                 ------------  ------------
Financing activities:
  Other liabilities - due to affiliate                (101,505)        35,191
                                                   ------------  ------------
  Net cash provided by (used in) financing            (101,505)        35,191
activities
                                                   ------------  ------------
  Net increase (decrease) in cash & cash
  equivalents                                         (10,639)        17,860
  Cash & cash equivalents, beginning of period          19,228         1,368
                                                   ------------  ------------
  Cash & cash equivalents, end of period           $    8,589    $   19,228
                                                   ============  ============
Supplemental disclosures:
  Cash Payments for:
    Interest                                                  0    $    3,753
    Income taxes                                     $ (11,843)    $   25,685

                        GAMOGEN, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


Note 2 - Inventory
------------------
                                       February 28,1999  February 28,1998
                                       ----------------  ----------------
Inventory consists of:
Raw Materials                                 $  73,575         $  67,516
Work in Process                                  12,830            25,768
Finished Goods                                   61,820            79,288
Reserve for Obsolete Inventory                 (55,676)          (23,494)
                                              ---------         ---------
Total                                          $ 92,549         $ 149,078
                                              =========         =========

                        GAMOGEN, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Property, Equipment And
Other Assets
               ------   --------------------------------------

Property and Equipment:                 February 28,       February 28,
                                            1999               1998
-----------------------               ----------------   ----------------
                                              -                 --
Manufacturing Equipment, Tooling &            $ 173,331         $ 173,331
Furniture
Less:  Accumulated Depreciation               (168,910)         (161,505)
                                              ---------        ----------
Net Property and Equipment                     $  4,421         $  11,826
--------------------------                    ---------        ----------
Other Assets:
Investment in Restore                          $175,000                 0
Patent Costs                                    106,792        $  106,792
Goodwill                                         14,137            14,137
Less:  Accumulated Amortization               (107,139)         (103,336)
                                              ---------        ----------
                                                188,790            17,593
                                              =========        ==========

Due to the approval and subsequent acceptance of Viagra, Gamogen fully amortized its Other Asset - Impotence Technology of $ 153,567 in the fiscal year ended February 28, 1998.

Note 4 - Related Party Transactions
-----------------------------------
Included in sales for the years ended February 1999 and 1998 were $27,308, $33,038, respectively, received from an affiliate for use of tooling equipment.

The company rents space from Repro-Med Systems, Inc. and reimburses Repro-Med for allocated overhead expenses. Rent totaled $12,528 as of February 28, 1999 and 1998, respectively. The reimbursed expenses totaled $ 156,616 and $ 387,585 as of February 28, 1999 and 1998, respectively.

The Company has entered into a joint venture with its affiliate, Repro-Med Systems, Inc. to develop and market a new impotency treatment. The Company has currently contributed $175,000 toward this venture.

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

Earnings (Loss) Per Common   February 28,    February 28,
Share                            1999            1998
Primary Earnings Per Share      $0.02           $0.19
Number of Shares - Primary    1,230,000       1,230,000

Fully Diluted Earnings Per      $0.01           $0.16
Share
Number of Shares - Fully      1,430,000       1,430,000
Diluted

                        GAMOGEN, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Income Tax
-------------------
At February 28, 1999 the Company had cumulative federal net operating losses of approximately $1,099,128. These losses can be carried forward for twenty years and begin to expire on February 28, 2002.

Note 7 - Major Customer
-----------------------
The company sells a substantial portion of its products to Kaiser, Inc. For the years ending February 28, 1999 and 1998, sales to Kaiser, Inc. were $ 31,697 and $ 28,975 respectively. A significant reduction in sales to Kaiser, Inc. could materially affect the company's liquidity, cash and profitability.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------   -------------------------------------------------------------------
------------------
None
                              PART III
                              --------
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section
         16(a) of the Exchange Act
-------  --------------------------------------------------------------------
------------------

The following table sets forth certain information with respect to the Executive Officers and Directors:

 Name                Age   Positions (Held since)       Address
 -----               ---   ----------------------         -------
 Andrew I. Sealfon    53   President  (4/87)              23 Allison Drive
 (1)                       Treasurer (3/86)               Monroe, NY, 10950
                           Chairman (7/94)
                           Director   (3/86)
                           Chief Executive Officer
                           (3/86)

 Norman E.            46   Chief Financial Officer        299 Pine Hill Road
 Rathfelder(2)             (6/99)                         Chester, NY  10918
                           Secretary (6/99)
                           Director (6/99)
                           Manager-Finance & Operations
                           (3/98)
                           Manager - Finance (4/97)

 Dr. Paul Mark       49    Director (7/94)                92 Irwin Ave
 Baker                                                    Middletown, NY
                                                          10940
 Jesse A. Garringer  48    Terminated (1/99)              11 Orchard Hill
                           Executive VP (9/92)            Vista
                           Secretary (8/93)               Florida, NY  10921
                           Director   (7/94)
                           Chief Financial Officer (1/95-
                           11/98)

(1) Mr. Sealfon may be deemed to be a "parent" and "promoter", as those terms are defined under the Securities Act of 1933, as amended, (the "Act") .
(2) Mr. Rathfelder became acting Chief Financial Officer, Secretary and Director of the Company in November 1998 and was elected to the positions in June 1999.

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

     Norman Rathfelder was appointed acting Chief Financial Officer in November 1998 and was elected Chief Financial Officer in June 1999, after serving as the Manager of Finance and Manager of Finance & Operations for the previous 2 years. He is a Certified Public Accountant and has an MBA-Finance from the University of Dayton in Dayton, Ohio. He has received the CPIM (Certified in Production & Inventory Control) designation from the American Production and Inventory Control Society(APICS). Mr. Rathfelder is a Certified Quality Auditor (CQA) as designated by the American Society for Quality (ASQ). Mr. Rathfelder was Controller and Human Resource Director from June, 1995 to April, 1997 for Spence Engineering, Inc., a subsidiary of Watts Regulator, Inc., a New York Stock Exchange company, which designs and manufactures process control valves and regulator systems. From January, 1994 to June, 1995 Mr. Rathfelder was a Senior Implementation & Training Consultant for Datalogix International, a software development company owned by Oracle, Inc. a Fortune 500 company. Responsibilities included software implementation and support; customer training and product development of Enterprise Resource Planning (ERP) systems. Mr. Rathfelder's domestic and international clients included Allied Signal-Belgium, Revlon, PPG and New Zealand Dairy. These assignments complimented his previous 9 years manufacturing and distribution experience, including Chief Financial Officer and general managment responsibilities for privately held companies in the aseptic food and dairy industry.

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

     Jesse A. Garringer's employment with the Company was terminated on
January 15, 1999.   (see Item 13. Exhibit 10e, Termination Agreement, Page
21). On January 15, 1999 a Sales Representative's Agreement was entered into between Mr. Garringer and the Company's affiliate, Repro-Med Systems, Inc. (see Item 13. Exhibit 10d, Sales Representative Agreement, Page 21). On On March 19, 1999 the Sales Representative Agreement was terminated by the Company for failure and inability to perform.

Item 10.  Executive Compensation
--------  ----------------------
     Andrew I. Sealfon, President of the Company, received $146,144 in salary from Repro-Med (including amounts attributable to services to the Company and Gyneco) during the fiscal year ended February 28, 1999. This is a reduction from the $171,379 paid in the previous fiscal year. On June 29, 1998, Mr. Sealfon reduced his salary 25% to help the Company cut expenses as it worked on developing new sources of revenue. The salary reduction is currently still in effect. Under an agreement between the Company and Repro-Med for reimbursement of operating expenses and payroll costs, 10% of Mr. Sealfon's salary is allocated to the Company. Mr. Sealfon has been granted incentive stock options in Repro-Med under its 1995 Stock Option Plan.

     Officers of the Company are reimbursed for travel and other expenses incurred on behalf of the Company. The Company does not have a pension or profit sharing plan.

               Summary Compensation Table

                                              Long-Term Compensation
               Annual Compensation                  Secur-
                                                    ities
                                              Restr-  Under-
                                             icted   lying   LTIP  All Other
                                             Stock   Options Pay-  Compensa-
Awards  /SAR's  outs  tion

Name &          Year  Salary  (1)Bo  (2)Ot
Principal                       nus  her
Position                             Annua
                                     l
                                     Compe
                                     nsati
                                     on
Andrew I.       1999  146,14      0  11,89      0     0    0        0
Sealfon,        1998       4      0  513,1      0     0    0
President       1997  171,37  5,800  60         0     0    0        0
                           9         13,47                          0
                      164,21         2
                           9

Jesse A.        1999  110,46      0  5,336
Garringer,      1998       2      0  5,822      0     0    0        0
Executive Vice  1997  143,33  4,350  4,016            0
President                  7                    0     0    0        0
                      138,10                    0
                           8                               0        0

(1)Mr. Sealfon's and Mr. Garringer's fiscal 1998 incentive bonuses were rescinded to the Company on December 18, 1998, the amounts were $10,400 and $7,800 respectively.
(2)Includes employee car allowances and $6,000 for unreimbursed cost of lab facilities maintained by Mr. Sealfon.

     Under an agreement between Repro-Med and Gamogen, executive salaries and all other payroll costs are allocated between Repro-Med, Gamogen, and Gamogen's subsidiary, Gyneco. The total percentages allocated for the fiscal year ended February 1999 were as follows: Gamogen 1.9%, Gyneco 6.2%, and Repro-Med 91.9%.

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

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

     In April, 1986, the Company issued 699,200 shares of Common Stock to Repro-Med for $41,779.

      During the years ended February 28, 1999 and February 28, 1998, the Company paid to an affiliate $27,038, and $33,038 respectively for use of tooling equipment.

     Repro-Med leases office space to its subsidiaries totaling $12,528 as of February 28, 1998 and 1997. Repro-Med also allocated overhead expenses to its subsidiaries totaling $156,616, and $387,585 February 28, 1999 and February 28,1998 respectively.

     To economize the Company's production, Repro-Med has designed some of its needed components around parts which were used in its Gyneco operations. Commencing in fiscal 1993, Repro-Med compensated Gyneco for the use of certain tooling, and parts of its proprietary design patent for those items using such parts on the following basis: on Repro-Med OEM sales, Gyneco is compensated with a 3% royalty on those OEM sales employing parts relating to Gyneco tooling used to create such parts, on Repro-Med sales based on the Res-Q-Vac items employing such tooling is compensated on the basis of a 4% royalty to Gyneco. Payments to Gyneco from Repro-Med under this arrangement totaled $27,308 in the fiscal year ended February 1999 and $33,038 in the prior fiscal year. The reason for the decline in payments under this agreement, in the current fiscal year, is the decline in sales of OEM products to Osbon.

     Repro-Med and Gamogen have entered into a joint venture to produce and market a vacuum, impotence treatment device called Restore. (See Item 13., Exhibit 10(f)on Page 21)

     The foregoing transactions are believed by the Company to be on terms no less favorable to the Company than those that could have been obtained from unaffiliated third parties.

                              Part IV
                              --------

Item 13.  Exhibits and Reports on Form 8-K
-------   ----------------------------------------------------------------
(a)  Exhibits

     (3)  Articles of Incorporation and By-Laws

          3(a) -    Articles of Incorporation(1)

          3(b) -    By-Laws(1)

     (10) Material Contracts:

          10(a)     -    Assignment Agreement between the Company and Repro-
Med dated 9/26/86(1)
          10(b)     -    License Agreement between the Company and Repro-Med
dated 9/26/86(1)
          10(c)     -    Assignment Agreement Among Zonagen, Inc., Gamogen,
Inc and Dr. Adrian
                    Zorgniotti dated 4/13/94(2)
          10(c)2    -    Conditional Amendment No.1 to Assignment Agreement
Between Gamogen,                        Inc. and Zonagen, Inc.(3)
          10(d) -   Sales Representative Agreement, dated January 15, 1999(4)
          10(e) -   Termination Agreement, dated January 15, 1999(4)
          10(f)     -    Joint Venture Agreement with Repro-Med Systems, Inc.
dated October 28,                  1998(4)

     (21) Subsidiary of Registrant:

          21(a)     -    Gyneco, Inc., a wholly owned New York Corporation

(b)   Reports on Form 8-K:

     No reports on Form 8-K have been filed by the Registrant during the last
quarter of the      period covered by this report.

(1) Incorporated by reference from the Form S-1 Registration Statement of Gamogen, Inc., dated
     September 30, 1986.
(2) Incorporated by reference from Form 10-KSB Report, Gamogen, Inc., dated February 28, 1994.
(3) Incorporated by reference from Form 8-K Report of Gamogen, Inc., dated January 24, 1997.
(4) Incorporated by reference from Form 10-QSB Report, Gamogen, Inc., dated November 30, 1998.

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

Dated:  June 10, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                       June 10, 1999
/s/ Andrew I. Sealfon
Andrew I. Sealfon, President, Treasurer, Chairman of
the Board,
Director, and Chief Executive Officer


                                                       June 10, 1999
/s/ Norman E. Rathfelder
Norman E. Rathfelder, Secretary, Director, and Chief
Financial Officer


                                                       June 10, 1999
/s/ Paul Mark Baker
Dr. Paul Mark Baker, Director