Form 10QSB
period 1999-05-31
GAMOGEN INC
filed 1999-07-20
CIK 803034

                                 FORM 10-QSB
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     May 28, 1999

     Commission File Number 0-15382


                                   GAMOGEN,INC.
__________________________________________________________________________
           (Exact name of registrant as specified in its charter)

             NEW YORK                                       13-3341562
_____________________________________                  ____________________
     (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                    Identification No.)

24 Carpenter Road, Chester, NY, 10918                        10918
_____________________________________                  ____________________
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code       (914) 469-2042
                                                       --------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding at May 31, 1999
_____________________________________        ________________________________
    Common stock, $.01 par value                         1,230,000

                                               GAMOGEN,INC.
                            Table of Contents

PART I    Financial Information
                                                                         Page

          Consolidated balance sheets -
            May 31, 1999, February 28, 1999 and May 31, 1998               3

          Consolidated statements of income -
            three months ended May 31, 1999 and May 31, 1998               4

          Consolidated statements of cash flow -
            three months ended May 31, 1999 and May 31, 1998               5

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            6

PART II.  Other Information

          Item 1.   Legal Proceedings                                      8

          Item 2.   Changes in Securities and Use of Proceeds              8

          Item 3.   Defaults Upon Senior Securities                        8

          Item 4.   Submission of Matters to a Vote of Security Holders    8

          Item 5.   Other Information                                      8

          Item 6.   Exhibits and Reports on Form 8-K                       8

                       PART I - FINANCIAL INFORMATION
                       -------------------------------

                        GAMOGEN, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS


                                      May 31,1999  May 31,1998 Feb 28,1999
                                         ---------  ---------  ---------
Assets
Current Assets
Cash and Cash Equivalents                $   8,751   $ 19,540   $  8,589
Short-term Investments                      81,303    469,152     81,352
Accounts Receivable                         31,248     17,474     24,196
Inventory                                   88,588    145,039     92,549
Prepaid Expenses                             3,903        500      3,903
Due from Affiliate                         190,757          0    176,889
                                           -------    -------    -------
Total Current Assets                       404,550    651,705    387,478
                                           -------    -------    -------
Property, Equipment and Other Assets
-------------------------------------
Property and Equipment, Net                  4,250      8,121      4,421
Other Assets, Net                          188,531     16,688    188,790
                                           -------    -------    -------
Total Property, Equipment and Other        192,781     24,809    193,211
Assets                                     -------    -------    -------
Total Assets                             $ 597,331  $ 676,514  $ 580,689
============                               =======   ========    =======

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable                         $   4,770  $   1,564  $      39
Accrued Expenses                             3,489     36,942      7,056
Other Liabilities - Due To Affiliate             0    133,850          0
                                           -------    -------    -------
Total Current Liabilities                    8,259    172,356      7,095
                                           =======    =======    =======
Stockholders' Equity
Common Stock, $.01 Par Value Authorized
4,000,000 Shares, Issued and                12,300     12,300     12,300
Outstanding 1,230,000
Warrants Outstanding                            40         40         40
Additional Paid-In Capital               1,579,723  1,579,723  1,579,723
Accumulated (Deficit)                  (1,002,991) (1,087,905)(1,018,469)
                                         ---------  ---------  ---------
Total Stockholders' Equity
                                           589,072    504,158    573,594
                                         ---------  ---------  ---------
Total Liabilities and Stockholders'    $   597,331 $  676,514  $ 580,689
=======================================  =========  =========  =========

                        GAMOGEN, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF INCOME

                         FOR THE THREE MONTHS ENDED

                                      May 31,1999   May 31,1998
                                         -----------  -----------
Sales :
Net Sales of Products                      $  63,490     $ 60,701
Sale of Impotence Treatment                        0            0
                                           ---------     --------
                                              63,490       60,701
                                           ---------     --------
Costs and Expenses:
-------------------
Cost of Goods Sold                            20,788       25,017
Selling, General and Administrative           31,208       86,318
Depreciation and Amortization                    431        4,610
                                             -------      -------
                                              52,427      115,945
                                             -------      -------

Income (Loss) From Operations                 11,063     (55,244)
                                             -------      -------
Other Income (Expense):
-----------------------
Licensing Income                                   0            0
Research and Technology - Impotence                0            0
Technology
Interest & Other Income                        4,795        5,925
                                           ---------      -------
                                               4,795        5,925
                                           ---------      -------
Income Before Income Taxes                    15,858     (49,319)
Provision (Benefit) For Income Taxes             380            0
                                           ---------     --------
Net Income (Loss)                          $  15,478    $(49,319)
==================                         =========     ========
Earnings (Loss) Per Common Share :
=======================================
========
Primary                                    $  0.01      $(0.04)
Fully Diluted                              $  0.01      $(0.03)

                        GAMOGEN, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                         FOR THE THREE MONTHS ENDED

                                                   May 31, 1999  May 31, 1998

                                                   ------------  ------------
Operating Activities:

Income (Loss)from continuing operations             $    15,478    $ (49,319)
Adjustments to reconcile net income to cash
provided by
operating activities:
    Depreciation and amortization                           431         4,610
                                                   ------------  ------------
                                                         15,909      (44,709)
Changes in assets and liabilities:                 ------------  ------------
  Accounts receivable - trade                           (7,052)        16,063
  Inventories                                             3,960         4,038
  Prepaid expenses & other accounts receivable                0             0
  Accounts payable                                        4,731       (2,751)
  Accrued expenses                                      (3,567)         1,251
  Other assets                                                0             0
                                                   ------------  ------------
                                                        (1,928)        18,601

                                                   ------------  ------------
Net cash provided by (used in) operating                 13,981      (26,108)
activities

Investing activities
  Short term investments                                     49       (5,925)
  Capital expenditures                                        0             0
  Due from affiliate - short term loan                        0             0
  Other assets - investment in joint venture                  0             0
                                                   ------------  ------------
  Net cash provided by (used in) investing                   49       (5,925)
activities
                                                   ------------  ------------
Financing activities:
  Other liabilities - due to affiliate                 (13,868)        32,345
                                                   ------------  ------------
  Net cash provided by (used in) financing             (13,819)        26,420
activities
                                                   ------------  ------------
  Net increase (decrease) in cash & cash                    162           312
equivalents
  Cash & cash equivalents, beginning of period            8,589        19,228
                                                   ------------  ------------
  Cash & cash equivalents, end of period             $    8,751    $   19,540
                                                   ============  ============
Supplemental disclosures:
  Cash Payments for:
    Interest                                                  0             0
    Income taxes                                              0             0

Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------------

Results of Operations

Three months ending May 31, 1999 vs. May 31, 1998
-------------------------------------------------
     The Company's sales for the period ending May 31, 1999 increased $2,789 or 4.6% over the same period last year, primarily as a result of its subsidiary, Gyneco, Inc.'s, ("Gyneco") increased sales of Thermal Cautery products. Thermal Cautery product sales increased $12,916 or 37% for the three month period. This increase was partially offset by a decrease in sales of the Company's Masterson Endometrial Biopsy products which declined $2,463 or 26.2% and a $3,448 or 32.9% reduction in royalties from an affiliate. All of the Company's sales for the three month period ending May 31, 1999 were made by its Gyneco subsidiary. Gyneco's sales for the three month period ending May 31, 1999, came from the Thermal Cautery System product line, which represented 75% of the Company's sales, the Masterson Biopsy System, at 11% of sales, royalties from affiliates of 11% and other sales of 3%. Gyneco's product lines represent a diminishing segment of a market which is steadily moving toward lower cost and more convenient disposables. The increase in the three month sales for the period ending May 31, 1999 was a result of variations in Gyneco's customers buying patterns and was not a harbinger of an overall shift in the market towards Gyneco's types of products. Marketing programs for Gyneco's gynecological products have been investigated and may be implemented as allowed by Gyneco's financial resources. There can be no guarantee that these programs, if implemented, will prevent erosion of sales nor increase sales over present levels. The Company's attempt to increase its revenues by entering into the Restore joint venture, has to-date, resulted in the receipt of minimal revenues.

     Cost of goods sold was down 17% or $4,229 due to improved labor efficiencies and reductions in certain production expenses.

     Selling, general and administrative expenses were $31,208 for the three month period ending May 31, 1999 compared to $86,318 in 1998. Selling, general and administrative expenses decreased due to reduced administrative costs and other allocated intercompany expenses.

     The Company's profit from operations was $11,063, including Gyneco's profit from operations of $21,424. This compares to the same period in 1998 with a loss from operations of $55,244 which included Gyneco's loss from operations of $41,732. The improvement in Gyneco's results is primarily the result of reduced intercompany allocations for selling, general and administrative expenses.

     Net income for the three months ending May 31, 1999 of $15,478 was a significant improvement over the $49,319 net loss for the same three month period in 1998.

Liquidity and Capital Resources
-------------------------------

     For the period ending May 31, 1999, the Company had net working capital of $396,299, an increase of $15,916 from the February 28, 1999 fiscal year end. The increase in working capital was due primarily to increases in accounts receivable and amounts due from affiliates.

     The loan due from affiliate which was $176,889 at February 28, 1999, increased to $190,757 at May 31, 1999. Under terms of an agreement with its affiliate, Repro-Med Systems, Inc., at the end of each quarter, the Company will be paid interest on the balance outstanding for the quarter. These interest payments will continue until the balance due from the affiliate is paid. The first quarter interest of $3,980 was paid to the Company on July 15, 1999.

     In terms of accounts receivable, in the United States, sales are made primarily on net 30 day payment terms. A variety of terms are employed for export sales including cash prepayments, irrevocable letters of credit, and net 45 days. As of May 31, 1999, 3.7% of accounts receivable were over 60 days, 5.3% were at 30-59 days and 91% were current.

     There were no capital expenditures in the three month period ending May 31, 1999.

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

     The Company believes that becoming Year 2000 compliant will not have a significant impact on the financial position or results of operations of the Company. Although the Company is not aware of any material operational issues or costs associated with preparing its products or internal information systems for the year 2000, there can be no assurances that the Company will not experience significant unanticipated negative consequences or costs caused by undetected errors or defects in the technology used in its internal systems, which are composed predominately of third party software and hardware, or caused by software used by its vendors or customers or by government agencies.

Forward Looking Statements
--------------------------

     The Company has made and will make certain forward-looking statements in the Quarterly Report relating to market and product development among others. These forward-looking statements represent challenging goals for the Company and are based on certain assumptions and estimates including the worldwide economy, competitive activity, funding availability, product introductions, governmental action and the development of certain markets. Some examples of key factors necessary to achieve the Company's goals are: 1.) the success of the Company's joint venture relative to the Restore product 2.) the avoidance of adverse cost increases 3.) the ability to achieve projected sales of the Company's products 4.) uncertainty related to Food and Drug Administration or other government regulation 5.) introduction by other companies of competitive products 6.) changes in the Company's relationships with its customers and distributors 7.) adequate and available sources of funds. If the Company's assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of these key factors, then the Company's actual performance could vary materially from the forward-looking statements made herein.


                    PART II - OTHER INFORMATION
                    ----------------------------

Item 1.  Legal Proceedings
--------------------------
The Company is not a party to any material litigation, nor to the knowledge of the officers and directors of the Company, is there any material litigation threatened against the Company.

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------
None

Item 3.  Defaults Upon Senior Securities
----------------------------------------
None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
No matters were submitted to a vote of security holders of the Company during the last quarter of the fiscal period ended May 31, 1999.

Item 5.  Other Information
-----------------------------
None

Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------
None

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

Dated:  July 16, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                       July 16, 1999
/s/ Andrew I. Sealfon
Andrew I. Sealfon, President, Treasurer, Chairman of
the Board,
Director, and Chief Executive Officer


                                                       July 16, 1999
/s/ Norman E. Rathfelder
Norman E. Rathfelder, Secretary, Director, and Chief
Financial Officer

