Form 10QSB
period 1999-08-31
GAMOGEN INC
filed 1999-10-14
CIK 803034

                                   FORM 10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES ACT OF
      1934

                 For the quarterly period ended August 31, 1999

        Commission File Number 0-15382


                                  Gamogen Inc.
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        New  York                                          13-3341562
-------------------------------                       -------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                        Identification No.)


24 Carpenter Road, Chester, NY,                              10918
-------------------------------                           ------------
(Address of principal executive                             Zip Code
 offices)


Registrant's telephone number, including area code           (914) 469-2042
                                                             --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                               Outstanding at August 31, 1999
          -----                               ------------------------------

Common stock, $.01 par value                          1,230,000 shares

                                  GAMOGEN INC.

                                TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION                                                                     PAGE
               Consolidated balance sheets -
                 August 31, 1999 and February 28, 1999............................................... 3

               Consolidated statements of income -
                 three months ended August 31, 1999 and August 31, 1998 and six months ended August 31, 1999 and August 31, 1998 ............................... 4

               Consolidated statements of cash flow -
                 Six months ended  August  31, 1999 and August 31, 1998.............................. 5

               Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ................................................ 6

PART II    OTHER INFORMATION

               Item 1. Legal Proceedings ............................................................ 8

               Item 2. Changes in Securities and Use of Proceeds .................................... 8

               Item 3. Defaults Upon Senior Securities .............................................. 8

               Item 4. Submission of Matters to a Vote of Security Holders .......................... 8

               Item 5. Other Information ............................................................ 8

               Item 6. Exhibits and Reports on Form 8-K ............................................. 8

PART I  - FINANCIAL INFORMATION

                                  GAMOGEN INC AND SUBSIDIARY
                                 CONSOLIDATED BALANCE SHEETS


                                                                    8-31-99           2-28-99
                                                                    -------           -------
ASSETS
------
CURRENT ASSETS
Cash and Cash Equivalents                                       $   106,008        $     8,589
Short-term Investments                                                    0             81,352
Accounts Receivable, net                                             17,780             24,196
Inventory                                                            84,625             92,549
Prepaid Expenses                                                          0              3,903
Due From Affiliate                                                   51,890            176,889
                                                                -----------        -----------
TOTAL CURRENT ASSETS                                                260,303            387,478
                                                                -----------        -----------
PROPERTY, PLANT & EQUIPMENT  - NET                                        0              4,421
OTHER ASSETS                                                        186,219            188,790
                                                                -----------        -----------
 Total Property, Plant & Equipment & Other Assets                   186,219            193,211
                                                                -----------        -----------
TOTAL ASSETS                                                    $   446,522        $   580,689
                                                                -----------        -----------

LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
Accounts Payable                                                $     1,334        $        39
Accrued Expenses                                                      2,390              7,056
                                                                -----------        -----------
TOTAL CURRENT LIABILITIES                                             3,724              7,095
                                                                -----------        -----------
TOTAL LIABILITIES                                                     3,724              7,095
                                                                -----------        -----------

STOCKHOLDERS' EQUITY
Common Stock, $.01 Par Value Authorized 4,000,000 Shares,
Issued and Outstanding 1,230,000                                     12,300             12,300
Warrants Outstanding                                                     40                 40
Additional Paid - In Capital                                      1,579,723          1,579,723
Accumulated (Deficit)                                            (1,149,265)        (1,018,469)
                                                                -----------        -----------
TOTAL STOCKHOLDERS' EQUITY                                          442,798            573,594
                                                                -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $   446,522         $  580,689
                                                                -----------        -----------


                                  GAMOGEN, INC. & SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF INCOME


                                              FOR 3 MONTHS  FOR 3 MONTHS     FOR SIX         FOR SIX
                                                 ENDED         ENDED          MONTHS          MONTHS
                                                8-31-99       8-31-98     ENDED 8-31-99   ENDED 8-31-98
                                              ------------  ------------  -------------   -------------
SALES:
   Net Sales of Products                           $57,867       $64,948       $121,357      $125,649
                                                 ---------      --------      ---------      --------
COSTS AND EXPENSES:
   Cost of Goods Sold                               48,678        31,242         69,466        56,259
   Selling, General and Administrative             153,197        79,982        184,405       166,300
   Depreciation and Amortization                     6,562         4,610          6,993         9,220
                                                 ---------      --------      ---------         -----
            Total Expenses                         208,437       115,834        260,864       231,779
                                                 ---------      --------      ---------       -------
INCOME (LOSS) FROM OPERATIONS                     (150,570)      (50,886)      (139,507)     (106,130)
   Interest & Other Income                           4,676         4,583          9,471        10,508
                                                 ---------      --------      ---------      --------
INCOME BEFORE INCOME TAXES                        (145,894)      (46,303)      (130,036)      (95,622)
   Provision (Benefit) For Income Taxes               (380)         (250)          (760)         (250)
                                                 ----------     --------      ---------      --------
NET INCOME (LOSS)                                $(146,274)     $(46,553)     $(130,796)     $(95,872)
                                                 ---------      --------      ---------      --------

EARNINGS (LOSS) PER COMMON SHARE:
Primary                                             $(0.12)       $(0.04)        $(0.11)       $(0.08)
Fully Diluted                                       $(0.11)       $(0.03)        $(0.10)       $(0.07)


                                  GAMOGEN, INC. & SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOW


                                                             FOR SIX MONTHS     FOR SIX MONTHS
                                                              ENDED 8-31-99      ENDED 8-31-98
                                                              -------------      -------------
OPERATING ACTIVITIES:
Income (Loss)from continuing operations                         $(130,796)         $ (95,872)
Adjustments to reconcile net loss to cash provided by
(used in)
Operating activities:
    Depreciation and amortization                                   6,993              9,220
Changes in assets and liabilities:
   (Increase) Decrease in Short Term Investments                   81,352            111,714
   (Increase) Decrease in Prepaid Expenses                          3,903                  0
   (Increase) Decrease in Accounts Receivables                      6,416             14,145
   (Increase) Decrease in Inventory                                 7,924              6,978
   Increase (Decrease) in Accounts Payable                          1,294             (3,568)
   Increase (Decrease) in Accrued  Expenses                        (4,666)            (2,915)
                                                                 --------            -------
Net cash provided by (used in) operating activities               (27,580)            39,702

Cash Flows from Financing Activities:
  Increase (Decrease) Due to Affiliate                            124,999            (42,703)
                                                                 --------            -------
  Net increase (Decrease) in Cash & Cash Equivalents               97,419             (3,001)
  Cash & Cash Equivalents, Beginning of Period                      8,589             19,228
                                                                 --------            -------
  Cash & Cash Equivalents, End of Period                         $106,008            $16,227
                                                                 --------            -------
Supplemental disclosures:
  Cash Payments for:
    Interest                                                            0                  0
    Income taxes                                                     $380               $380


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THREE MONTHS ENDING AUGUST 31, 1999 VS. AUGUST  31, 1998

        Sales for the period ending August 31, 1999 decreased $7,081 over the same period last year, primarily as a result of Gyneco's decreased sales of Thermal Cautery products.

        Cost of goods sold increased $17,436 due to higher production costs.

        Selling, general and administrative expenses were $73,215 higher for the three month period due to increased administrative costs and higher allocated expenses from an affiliated company for rent and associated costs for the first six months.

        The loss from operations was significantly impacted by the allocations for selling, general and administrative expenses from an affiliated company.

Six months ended August 31, 1999 vs. August 31, 1998

         Sales for the six-month period ending August 31, 1999 were 97% of the comparable period in 1998.

        Cost of goods for 1999 were $13,207 higher than 1998 as production expenses increased with higher labor and material costs.

         Selling, General and Administrative expenses increased period to period (1999 vs. 1998) for allocations from an affiliated company.

        The net loss of $130,796 for 1999 compares with $95,872 for 1998 as the result of loss in product margins of approximately $17,000, high allocations from an affiliated company of $18,000 and reduction in interest income of about $1,000.

LIQUIDITY AND CAPITAL RESOURCES

        For the period ending August 31, 1999, the Company had net working capital of $256,579 reflecting a decrease of $123,804 from February 28, 1999. The decrease in working capital was due primarily to the reduction in the amount due from affiliate. Under terms of an agreement with the affiliate, Repro-Med Systems, Inc., at the end of each quarter, the Company will be paid interest on the balance outstanding for the quarter. These interest payments will continue until the balance due from the affiliate is paid. Interest through August 31, 1999 was $7,959.

        The Company will be able to satisfy its cash requirements for the next 12 months through the use of available cash reserves and funds due from an affiliated company.

FORWARD LOOKING STATEMENTS

        The Company has made and will make certain forward-looking statements in the Quarterly Report relating to market and product s among others. These forward-looking statements represent challenging goals for the Company and are based on certain assumptions and estimates including the worldwide economy, competitive activity, funding availability, product introductions, governmental action and the development of certain markets. Some examples of key factors necessary to achieve the Company's goals are: (1) the success of the Company's joint venture relative to the Restore product (2) the avoidance of adverse cost increases (3) the ability to achieve projected sales of the Company's products
(4) uncertainty related to Food and Drug Administration or other government regulation (5) introduction by other companies of competitive products (6) changes in the Company's relationships with its customers and distributors (7) adequate and available sources of funds. If the Company's assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of these key factors, then the Company's actual performance could vary materially from the forward-looking statements made herein.


PART II  - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        The Company is not a party to any material litigation, nor to the knowledge of the officers and directors of the Company, is there any material litigation threatened against the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders of the Company during the last quarter of the fiscal period ended August 31, 1999.

ITEM 5. OTHER INFORMATION

        None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized .Gamogen, Inc.



/s/ Andrew I. Sealfon
----------------------------------------
Andrew I. Sealfon, President, Treasurer,
Chairman of the Board, Director, and
Chief Executive Officer

Dated:  October 14, 1999

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Andrew I. Sealfon
----------------------------------------
Andrew I. Sealfon, President, Treasurer,
Chairman of the Board, Director, and
Chief Executive Officer

Dated:  October 14, 1999