Form 10QSB
period 1999-11-30
GAMOGEN INC
filed 2000-01-05
CIK 803034

                                   FORM 10-QSB

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF
1934

                For the quarterly period ended November 30, 1999

                         Commission File Number 0-15382

                                  Gamogen Inc.
-------------------------------------------------------------------------------
                    (Exact name as specified in its charter)

         New York                                          13-3341562
------------------------------                       -----------------------
(State or other jurisdiction of                           (IRS Employer
Incorporation or organization)                           Identification No.)

1930 Village Center Circle,
Suite 3-183, Summerland, NV                                  89134
--------------------------------                     ---------------------
(Address of principal executive                             Zip Code
offices)

Registrants' telephone number, including area code             (702) 615-5922
-----------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstandi ng of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                              Outstanding at November 30, 1999
         -----                              --------------------------------
Common stock, $.01 par value                         1,230,000 shares

                                  GAMOGEN INC.

                                TABLE OF CONTENTS

PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

             Consolidated balance sheets -
               November 30, 1999 and February 28, 1999

             Consolidated statements of operations -
               Three months ended November 30, 1999 and 1998 and
               Nine months ended November 30, 1999 and 1998

             Consolidated statements of cash flow -
               Nine months ended November 30, 1999 and 1998

             Notes to consolidated financial statements - November 30, 1999

Item 2       Management's Discussion and Analysis of Financial Condition
               And Results of Operations

PART II      OTHER INFORMATION

             Item 6.  Exhibits and Reports on Form 8-K

             Signatures

PART 1  -  FINANCIAL INFORMATION

                           GAMOGEN INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


ASSETS                                               11-30-99           2-28-99
------                                               --------           -------
                                                    (Unaudited)           (Note)

CURRENT ASSETS
Cash and cash equivalents                            $               $    8,589
Short-term investments                                                   81,352
Accounts receivable-net                                                  24,196
Inventory                                                                92,549
Prepaid expenses                                                          3,903
Due from affiliate                                                      176,889
                                                                     ----------

TOTAL CURRENT ASSETS                                                    387,478

PROPERTY, PLANT AND EQUIPMENT - NET                                       4,421
NOTE RECEIVABLE - NOTE 1                                183,564
OTHER ASSETS                                              2,500         188,790
                                                     ----------      ----------

TOTAL ASSETS                                         $  186,064      $  580,689
                                                     ==========      ==========

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                     $               $       39
Accrued expenses                                                          7,056
                                                                     ----------

TOTAL CURRENT LIABILITIES                                                 7,095

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, authorized
4,000,000 shares, issued and outstanding
1,230,000 shares                                         12,300          12,300
Warrants outstanding                                         40              40
Additional paid-in capital                            1,579,723       1,579,723
Accumulated (deficit)                                (1,405,999)     (1,018,469)
                                                     ----------      ----------

TOTAL STOCKHOLDERS' EQUITY                              186,064         573,594
                                                     ----------      ----------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                               $  186,064      $  580,689
                                                     ==========      ==========


Note: The consolidated balance sheet at February 28, 1999 has been derived from the audited financial statements at that date.


The accompanying notes are an integral part of this statement.

                           GAMOGEN, INC AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                               3 MOS ENDED      3 MOS ENDED     9 MOS ENDED     9 MOS ENDED
                                 11/30/99        11/30/98        11/30/99        11/30/98
                                 --------        --------        --------        --------
SALES

Net sales of products .......   $     -0-       $  59,280       $ 121,357       $ 184,929
                                ---------       ---------       ---------       ---------

COSTS AND EXPENSES:
Cost of goods sold ..........                      38,207          69,466          94,466
Selling, general and
  Administrative ............                      53,899         184,405         220,199
Depreciation and amortization                       4,610           6,993          13,830
Other - Note 2 ..............     256,734         100,000         256,734         100,000
                                ---------       ---------       ---------       ---------
TOTAL .......................     256,734         196,716         517,598         428,495
                                ---------       ---------       ---------       ---------

INTEREST AND OTHER
INCOME ......................                       2,559           9,471          13,066
                                                ---------       ---------       ---------

(LOSS) BEFORE
 INCOME TAXES ...............    (256,734)       (134,877)       (386,770)       (230,500)
Provision (benefit) for
 Income taxes ...............          -0-             -0-           (760)            250
                                ---------       ---------       ---------       ---------
NET (LOSS) ..................   $(256,734)      $(134,877)      $(387,530)      $(230,750)
                                =========       =========       =========       =========

(LOSS) PER
 COMMON SHARE:
Primary .....................     $(0.21)         $(0.11)         $(0.32)         $(0.19)
Fully diluted ...............     $(0.18)         $(0.09)         $(0.27)         $(0.16)


The accompanying notes are an integral part of this statement.

                           GAMOGEN, INC AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                            Nine Months Ended
                                                            -----------------
                                                          11/30/99     11/30/98
                                                          --------     --------

Net (loss) ...........................................   $(387,530)   $(230,750)
Adjustments to reconcile net loss to cash
 provided by (used in) operating activities:
         Depreciation and amortization ...............       6,993       13,830
         Write-off of due from affiliate .............      73,137
         Write-off of investment in joint venture          172,500
Changes in operating assets and liabilities:
         Decrease in short-term investments ..........      81,352      308,202
         Decrease in prepaid expenses ................       3,903
         Decrease in accounts receivable .............      24,196       11,397
         Decrease in inventory .......................      92,549       15,444
         Increase in accounts payable ................         (39)       1,416
         (Decrease) in accrued expenses ..............      (7,056)     (29,769)
                                                          ---------    ---------
Cash provided by operating activities ................      60,005       89,770
                                                          ---------    ---------

Investing activities:
         Note received from sale of assets ...........    (183,564)
         Other .......................................      11,218
                                                          ---------
Cash used in investing activities ....................    (172,346)
                                                          ---------
Financing activities:
         Change in due to/from affiliates ............     103,752      (75,318)
                                                          ---------    ---------

Net increase (decrease in cash and cash
equivalents ..........................................      (8,589)      14,452

Cash and cash equivalents at beginning
of period ............................................       8,589       19,228
                                                         ---------    ---------

Cash and cash equivalents at end of
period ...............................................   $     -0-    $  33,680
                                                         =========    =========

Supplemental disclosures - cash paid for:
  Income taxes .......................................   $     380          -0-

The accompanying notes are an integral part of this statement.

                          GAMOGEN, INC. AND SUBSIDIARY
                   NOTES TO UNAUDITED CONSOLIDATED STATEMENTS
                                NOVEMBER 30, 1999

NOTE 1 - CHANGE IN OWNERSHIP AND OPERATIONS AND BASIS OF PRESENTATION

In November 1999 (effective as of September 1, 1999), a limited liability company purchased 649,200 shares of common stock of Gamogen, Inc. ("Company"). constituting approximately 52.78% of the Company's issued and outstanding shares from Repro-Med Systems, Inc. ("Repro-Med"). The purchase price included a promissory note issued by the buyer (and guaranteed by its principal beneficial owner). Concurrent with the sale of shares, the Company sold substantially all of its assets to Repro-Med in exchange for the note. The note has a face amount of $183,564, bears interest at the rate of 6 1/2% a year and is due in November 2002.

In connection with the above transaction, the Company and Repro-Med entered into an agreement whereby Repro-Med could acquire the Company's interest in a Joint Venture. Subsequent to November 30, 1999, Repro-Med acquired the Joint Venture interest for 50,000 shares of the Company's common stock which it held.

The Company currently has no operations. The Company is seeking to serve as a vehicle to effect a merger, or other business combination with an operating business. There is no assurance that a business combination will be effected.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements pursuant to Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals( considered necessary for a fair presentation have been included. Operating results for the nine months ended November 30, 1999 are not necessarily indicative of the results that may be expected for the year ending February 29, 2000. For further information refer to the financial statements and footnotes included in Form 10-KSB for the year ended February 28, 1999 filed by the Company.

NOTE 2 - OTHER COSTS AND EXPENSES

Such costs and expenses for the three months ended November 30, 1999, consist of the following:

Write-off of inventory resulting from adjustments in connection with
 sale of assets                                                        $ 11,097

Write off of amount due from affiliate cancelled upon sale of assets     73,137

Write down of investment in Joint Venture to estimated fair market
 of the Company's common stock received therefor (see NOTE 1)           172,500
                                                                       --------
                                                                        256,734

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion, other than historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including when and if the Company may resume business operations. Consequently, actual results may vary from management's expectations.

Results of Operations for the three months and nine months ended November 30, 1999 as Compared to the three months and nine months ended November 30, 1998

Operations

As a result of the sale of substantially all the assets of the Company effective September 1,1999, the Company has no operations. Accordingly a comparison to operating results for periods prior to that date is not meaningful.

During the three months ended November 30, 1999 the Company wrote off inventory and amounts due from affiliate, aggregating $84,234 as a result of the sale. Further, in connection with the sale, Repro-Med acquired the Company's interest in a Joint Venture for 50,000 shares of the Company's common stock owned by Repro-Med. The Company recorded a write-down of its investment in the Joint Venture of $172,500.

Liquidity and Capital Resources

Because the Company has no operations, it will attempt to keep administrative costs to a minimum. The Company's sole activity is expected to be identifying and evaluating suitable business opportunities which could result in a business combination. There is no assurance that the Company will be successful in its efforts, or that other types of business transactions might not be considered.

Many companies have older computer programs which recognize only the last two digits of the year, which could cause such software to fail to operate in the year 2000 unless the software is programmed or replaced. (the Year 2000 Problem). Since the Company has no active business operations, the Year 2000 Problem is not expected to affect the Company's current limited operations. Consequently, the Company believes that the cost of addressing the Year 2000 Problem will have no material effect on the Company's financial position, liquidity or operations.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

           The Company filed Form 8-K under date of November 8, 1999 with respect to:
                   Item 1 - Changes in Control of Registrant
                   Item 2.- Acquisition or disposition of Assets


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

                                                    GAMOGEN, INC.

Dated: January 4, 2000                       /s/ Jack Brehm
                                             --------------------------
                                              Jack Brehm
                                              Chief Financial Officer
                                              (Principal Accounting Officer)