Form 10KSB
period 2000-02-29
GAMOGEN INC
filed 2000-06-14
CIK 803034

10KSB
  1

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-KSB

                                   (Mark One)

               [X] ANNUAL REPORT UNDER SECTION 13 or 15(d) of the
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 29, 2000

                         Commission File Number: 0-15382

                                  GAMOGEN, INC.
           (name of small business issuer as specified in its charter)

                      New York                           13-3341562
           (State or other jurisdiction of              (IRS Employer
            Incorporation or Organization)           Identification No.)

   1930 Village Center Circle, Suite 3-83, Summerlin, Nevada 89134-1389 10918
               (Address of Principal Executive Offices) (Zip code)

                    Issuer's telephone number: (702) 615-5922

            1930 Village Center Drive, Suite 3-83, Summerlin, Nevada
                   (Former name or former address, if changed
                               since last report.)

       Securities registered under section 12(b) of the Exchange Act: None

                  Securities registered under section 12(g) of
                 the Exchange Act: Common Stock, $.01 par value

     Check whether the issuer (1) filed all reports required to be filed by
   Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
     (2) has been subject to such filing requirements for the past 90 days.
                                 YES [X] NO [ ]

    Check here if there is no disclosure of delinquent filers in response to
      Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB. [X]

         Revenues for the year ending February 29, 2000 were $ 121,357.

     At June 13, 2000, Registrant had outstanding 2,750,605 shares of common stock, $.01 par value.

                                  GAMOGEN, INC.
                                   FORM 10-KSB

                   for the fiscal year ended February 29, 2000

                                TABLE OF CONTENTS


Part I

                                                                                    Page
                                                                                    ----
Item 1.   Description of Business ...................................................   4

Item 2    Description of Property ...................................................   5

Item 3    Legal Proceedings .........................................................   6

Item 4    Submission of Matters to a Vote of Security Holders .......................   6

Part II

Item 5    Market for the Company's Common Equity and Related Stockholder Matters ....   6

Item 6    Management's Discussion and Analysis and Plan of Operation ................   6

Item 7    Financial Statements ......................................................   8

Item 8    Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure ....................................  20

Part III

Item 9    Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act .........................  20

Item 10   Executive Compensation ....................................................  21

Item 11   Security Ownership of Certain Beneficial Owners and Management ............  21

Item 12   Certain Relationships and Related Transactions ............................  21

Part IV

Item 13   Exhibits and Reports on Form 8-K ..........................................  21

          SIGNATURES

PART I

ITEM 1. Description Of Business

Company History.

    Gamogen, Inc. (Registrant) was incorporated under the laws of the State of New York, on March 17, 1986, by its parent company, Repro-Med Systems, Inc. for the purpose of acquiring, developing and marketing medical products for use in the treatment of impotence. In September 1986, Registrant acquired, by assignment from Repro-Med, Dr. Adrian Zorgniotti, and Andrew Sealfon, all rights to an injectable drug combination treatment for male impotence and two related products: a drug intermixing delivery system and an implantable prosthesis for dispensing drugs. The assignment of these three products included rights to all related technology and products. On May 27, 1987, Registrant acquired the rights to certain gynecological products which it assigned to its Gyneco, Inc. subsidiary which immediately commenced manufacturing and marketing a line of gynecological products through US and foreign distributors, US hospitals and private physicians.

    During 2000 and 1999 the Gyneco subsidiary accounted for 100% of Gamogen's consolidated sales. The Gyneco products include the Thermal Cautery System for tubal ligation and the Masterson Endometrial Biopsy System. Gyneco's products are governed by the FDA's regulations for Class II medical devices. A portion of Gyneco's sales came from royalties paid by its affiliate Repro-Med. These royalties began in fiscal 1993, when Repro-Med began compensating Gyneco for the use of certain tooling and parts of Gyneco's proprietary design. Payments to Gyneco totaled $11,728 in 2000 and $27,308 in 1999.

    In July of 1993 Registrant acquired the rights to an Oral Treatment for Male Impotence which was subsequently sold to a biotechnology company, Zonagen, Inc. In September 1997, Gamogen received final payment of $558,000 from the sale. This payment represented the discounted sales price of $708,000 less $150,000 of Option Maintenance payments Registrant had previously received from Zonagen, Inc.

    In October of 1998, Gamogen, in the effort to improve its revenues and cash flow from operations, entered into a joint venture with its affiliate, Repro-Med Systems, Inc., to develop and market a new vacuum, impotence treatment device named Restore, believing that there remained a market for more conventional impotency treatments, like Restore, after the introduction in early 1998 of Viagra, which initially accounted for 95% of new prescriptions for the treatment of impotence. In this market, men, due to specific health reasons or for other problems which Viagra is ineffective, continue to require traditional treatments using devices such as the Restore vacuum pump.

    On April 20, 1999 Repro-Med Systems received a letter from Timm Medical Technologies (Timm) regarding possible patent conflicts between the Restore product and the Timms Erect-Aid Classic(tm) product. Repro-Med's review of the patents did not support this claim. Timm had purchased the rights, on November 23, 1998, to the Erect-Aid Classic(tm) product from Imagyn Medical Technologies(Imagyn). Imagyn, former company name Urohealth, had originally bought the rights to the Erect-Aid Classic(tm) from Osbon Medical Systems. Registrant's former affiliate, Repro-Med, has an off-setting counter claim which has not been resolved, concerning an Osbon product called Esteem. In April 1996, Osbon advised Repro-Med that it was withdrawing its commitment to Repro-Med for manufacture of the Esteem(tm) products and had secured other options for manufacture of these products. No prior notice was provided to Registrant by Osbon. Despite repeated requests to Osbon, Registrant did not receive any explanation for this action. Registrant advised Osbon and Timm that Repro-Med was due compensation for its work on the Esteem(tm) products and for use of its proprietary design and manufacturing information.

    On or about November 8, 1999, Southridge Group LLC (Southridge), a newly formed limited liability company organized under the laws of Nevada, purchased 649,200 shares of common stock, constituting approximately 52.78% of the issued and outstanding capital stock of Registrant, from Repro-Med Systems, Inc. Southridge paid Repro-Med an aggregate of $263,564 consisting of cash in the amount of $80,000 and a promissory note in the amount of $183,564 guaranteed by Yale Farar, the principal beneficial owner of Southridge.

    Concurrent with Southridge's purchase of the shares from Repro-Med, Gamogen sold substantially all of its assets to Repro-Med in exchange for the note. Further, in connection with this transaction, Gamogen delivered general releases to its directors, who are also directors of Repro-Med.

    As a result of the sale of substantially all of its assets, Registrant currently has no operations. Southridge purchased the shares from Repro-Med for the purpose of gaining control of Registrant and thereafter for the purpose of seeking to have Registrant serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination ("Business Combination") with an operating business. No assurance can be given that Registrant, or Southridge on behalf of Registrant, will be able to effect a Business Combination. Following completion of the transaction, Registrant had two directors, Harold S. Fleischman, and Aaron A. Grunfeld. Harold S. Fleischman is a member of the State Bar of California and has practiced law in that state for more than 25 years. Aaron A. Grunfeld is a member of the State Bar of California and has practiced law in that state for more than 25 years. The Board of Directors has appointed Aaron A. Grunfeld to act as interim chief executive officer of Registrant. There currently exists one vacancy on the board of directors. Officers and directors of Registrant are expected to devote limited amounts of time to the affairs of Registrant until a business combination, if any, may be effected.

    In connection with the transaction described above, Registrant and Repro-Med entered into an agreement granting Repro-Med the option to acquire Registrant's interest in the "Restore Joint Venture" between Registrant and Repro-Med. The Company exercised its option and Repro-Med acquired the Restore Joint Venture interest for 50,000 shares of common stock of Registrant which were owned by Repro-Med.

ITEM 2. Description Of Property

    As of February 29, 2000, Registrant did not and currently does not own or lease any real property.

    Registrant's current street and mailing address is:

Gamogen, Inc.
1930 Village Center Circle, Suite 3-83
Summerlin Nevada 89134-1389
(702) 615-5922

    Registrant did not and currently does not have any tangible fixed assets as of February 29, 2000.

ITEM 3. Legal Proceedings

   Registrant has no current legal proceedings pending.

ITEM 4. Submission of Matters To A Vote Of Security Holders

  For the fourth quarter of the fiscal year ending February 29, 2000, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5. Market For Company's Common Equity And Related Stockholder Matters

    Registrant is authorized to issue 4,000,000 shares of Common Stock, $.01 par value, of which 2,750,605 shares were issued and outstanding as of February 29, 2000. At February 29, 2000, Registrant's Common Stock was held by approximately 144 beneficial holders. Registrant's Common Stock is traded on the Over-The-Counter Bulletin Board market under the symbol "GAMO". To the best of Management's knowledge there has been only minimal trading in Gamogen securities for the fiscal years ended February 1999 and February 2000, with a stock price ranging from $.01 to $.03 per share, with a February 29, 2000 price of $.01 per share.

    Registrant has not declared or paid any cash dividends on its Common Stock and does not anticipate that any dividends will be paid in the foreseeable future.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion, with the exception of historical financial information, may consist of forward looking statements that involve risks and uncertainties, including whether and when Registrant may resume business operations. Consequently, actual results may vary from management's expectations.

Results of Operations

Year ended February 29, 2000, as compared to the year ended February 28, 1999

As a result of the sale of substantially all the assets of registrant effective September 1, 1999, Registrant has had no operations since that date. Therefore, a comparison of the operating results for the years ended February, 1999 and February, 2000 is not meaningful.

During the current year, subsequent to September 1, 1999, as a result of the sale of assets, Registrant wrote off inventory and amounts due from an affiliate aggregating $84,234. Registrant also incurred a loss of $174,000 in connection with Repro-Med's acquisition for shares of Registrant's common stock held by Repro-Med of Registrant's interest in a joint venture.

Year ended February 28, 1999 as compared to year ended February 28, 1998

Total sales for the fiscal year ended 1999 declined $768,546 to $247,846, primarily as a result of a one-time sale of Gamogen's oral impotence treatment for $708,000, which did not repeat in fiscal 1999. All of Registrant's fiscal 1999 sales were made by its Gyneco subsidiary. Gyneco's product lines represent a diminishing segment of a market which is steadily moving towards lower cost and more convenient disposables. The Thermal Cautery System, which represented 70% of Gyneco's sales, or $173,326, in fiscal 1999, declined 20% from the fiscal 1998 level of $215,581. Sales of the Masterson Biopsy System, which represented 14% of Registrant's sales, or $34,465, in 1998, declined to $25,908 or 43% in 1999, due to continued erosion of the United States market for this device.

Increased reserves for inventory obsolescence resulted in a 12% increase in cost of goods sold in fiscal 1999 compared to fiscal 1998. The reserve was increased to provide for items which became out of date or lost their value or usefulness due to new industry developments or more economical products.

Selling, general and administrative expenses were $111,245 for fiscal 1999, compared to $390,586 in fiscal 1998. These expenses decreased primarily as a result of reduced administrative costs and other allocated intercompany expenses. Declining Gyneco sales and the absence of one-time sales and the corresponding additional expenses such as Registrant incurred in fiscal 1998, resulted in a reduced allocation of intercompany expenses to Registrant by its affiliate.

In fiscal 1999, Registrant's loss from operations of $6,048 included Gyneco's profit from operations of $5,058. Registrant's fiscal 1998 profit from operations was $479,366, which included Gyneco's loss from operations of $114,023. The reduced Gyneco loss was primarily the result of reduced selling, administrative and general expenses.

Net income for fiscal 1999 of $20,116 was materially lower than the $234,128 net income in fiscal 1998, which resulted from the one-time sale of Gamogen's oral impotence treatment. Net income in fiscal 1999 included $14,321 of interest income from short-term investments and a $11,843 reduction of income tax expense.

Liquidity and Capital Resources

Because Registrant has no operations, it will attempt to keep administrative costs to a minimum. Registrant's sole activity is expected to be identifying and evaluating suitable business opportunities which could result in business combination. There is no assurance that Registrant will be successful in its efforts, or that other types of business transactions might not be considered.


ITEM 7. Financial Statements

                          GAMOGEN, INC. AND SUBSIDIARY
                       CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE FISCAL YEARS ENDED
                    FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

                          GAMOGEN, INC. AND SUBSIDIARY
                       CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                            11

Financial Statements:

     Consolidated Balance Sheets, February 29, 2000 and February 28, 1999     12

     Consolidated Statements of Income, Years Ended February 29, 2000
     and February 28, 1999                                                    13

     Consolidated Statements of Changes in Stockholders' Equity, Years
     Ended February 29, 2000 and February 28, 1999                            14

     Consolidated Statements of Cash Flows, Years Ended February 29, 2000
     and February 28, 1999                                                    15

     Notes to Consolidated Financial Statements                            16-19

                [WEINGAST, ZUCKER & RUTTENBERG, LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

BOARD OF DIRECTORS
GAMOGEN, INC. AND SUBSIDIARY

We have audited the accompanying consolidated balance sheets of Gamogen, Inc. and Subsidiary as of February 29, 2000 and February 28, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended February 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gamogen, Inc. and Subsidiary as of February 29, 2000 and February 28, 1999, and the results of their operations and their cash flows for each of the two years in the period ended February 29, 2000, in conformity with generally accepted accounting principles.

Weingast, Zucker & Ruttenberg, LLP
White Plains, NY
May 31, 2000

                          GAMOGEN, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                     Feb 29, 2000       Feb 28, 1999
                                                     ------------       ------------
Assets

Current Assets

Cash and Cash Equivalents                             $   33,275         $    8,589
Short-term Investments                                         0             81,352
Accounts Receivable                                            0             24,196
Inventory (Note 2)                                             0             92,549
Prepaid Expenses                                               0              3,903
Due From Affiliate                                             0            176,889
                                                      ----------         ----------
Total Current Assets                                      33,275            387,478
                                                      ----------         ----------

Property and Equipment - Net (Note 3)                          0              4,421
Note Receivable - (Note 1)                               183,564                  0
Other Assets, Net (Note 3)                                 3,500            188,790
                                                      ----------         ----------
Total Other Assets                                       187,064            193,211
                                                      ----------         ----------
Total Assets                                          $  220,339         $  590,689
                                                      ==========         ==========

Liabilities and Stockholders' Equity

Current Liabilities

Accounts Payable                                      $        0         $       39
Accrued Expenses                                          15,664              7,056
Other Liabilities - Due To Affiliate (Note 4)              1,081                  0
                                                      ----------         ----------
Total Current Liabilities                                 16,745              7,095
                                                      ==========         ==========

Stockholders' Equity (Notes 1 and 5)
Common Stock, $.01 Par Value Authorized 4,000,000
Shares, Issued and Outstanding 2,750,000 shares
(2000) and 1,230,000 shares (1999)                        27,500             12,300
Warrants Outstanding                                          40                 40
Additional Paid-In Capital                             1,597,923          1,579,723
Accumulated (Deficit)                                 (1,421,863)        (1,018,469)
                                                      ----------         ----------
Total Stockholders' Equity                               203,594            573,594
                                                      ----------         ----------
Total Liabilities and Stockholders' Equity            $  220,339         $  580,689
                                                      ==========         ==========

               See Accompanying Notes to the Financial Statements

                          GAMOGEN, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE YEARS ENDED

                                                  Feb 29, 2000   Feb 28, 1999
                                                  ------------   ------------
Sales (Notes 4 and 7)                               $ 121,357      $ 247,846

Costs and Expenses:

Cost of Goods Sold                                     69,466        134,403
Selling, General and Administration Expenses          200,275        111,245
Depreciation and Amortization                           6,993          8,246
Other Costs (Note 8)                                  258,234              0
                                                    ---------      ---------
Total Operating Expenses                              534,968        253,894
                                                    ---------      ---------
Loss From Operations                                 (413,611)        (6,048)
Interest and Other Income, Net                         12,971         14,321
                                                    ---------      ---------
Income (Loss) Before Income Taxes                    (400,640)         8,273
Provision (Benefit) For Income Taxes (Note 6)           2,760        (11,843)
                                                    ---------      ---------
Net Income (Loss)                                   $(403,400)     $  20,116
                                                    =========      =========
Income (Loss) Per Common Share (Note 5):
Primary                                             $   (0.26)     $    0.02
Fully Diluted                                       $   (0.24)     $    0.01

               See Accompanying Notes to the Financial Statements

                          GAMOGEN, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               Years Ended February 29, 2000 and February 28, 1999

                                                                        Warrants
                                                                           and
                                                Common Stock           Additional
                                Total           .01 Par Value            Paid-In    Accumulated
                               Equity        Shares         $ Amt.       Capital     (Deficit)
                              ---------     ---------     ---------     ---------    ---------
Stockholders' Equity 2/98       553,478     1,230,000        12,300     1,579,763   (1,038,585)

Net Income FYE 2/99              20,116                                                 20,116
                              ---------     ---------     ---------     ---------    ---------
Stockholders' Equity 2/99       573,594     1,230,000      $ 12,300    $1,579,763  $(1,018,469)

Net Loss FYE 2/00              (403,400)                                              (403,400)
Issuance of Common Stock         31,400     1,570,000        15,700        15,700
Capital Contribution              3,000                                     3,000
Shares Received from Sale
of Joint Venture                 (1,000)      (50,000)         (500)         (500)
                              ---------     ---------     ---------     ---------    ---------
Stockholders' Equity 2/00       203,594     2,750,000      $ 27,500    $1,579,963  $(1,421,869)
                              =========     =========     =========     =========    =========

               See Accompanying Notes to the Financial Statements

                          GAMOGEN, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED

                                                                             Feb 29, 2000   Feb 28, 1999
                                                                             ------------   ------------
Cash Flows Provided By Operating Activities:                                  $ (403,400)    $   20,116
Net Income (Loss)
Adjustments to reconcile net income (loss) to cash provided by
(used in) operating activities:
  Depreciation and amortization                                                    6,993          8,246

Decrease (Increase) in Assets:
  Accounts receivable - trade                                                     24,196          9,341
  Inventories                                                                     92,549         56,529
  Other Assets                                                                     7,718          2,962
  Prepaid expenses                                                                 3,903         (3,403)
Decrease (Increase) in Liabilities:
  Accrued Payable                                                                    (39)        (4,276)
  Accrued Expenses                                                                 8,608        (28,635)
                                                                              ----------     ----------
Cash provided by (used in) operating activities                                 (259,472)        60,880
                                                                              ----------     ----------
Cash Flow Provided by Investing Activities:
  Short term investments                                                          81,352        381,875
  Due from affiliate - short term loan                                                 0       (176,889)
  Investment in joint venture                                                    175,000       (175,000)
  Note received from sale of operating assets                                   (183,564)             0
                                                                              ----------     ----------
 Cash provided by (used in) investing activities                                  72,788         29,986
                                                                              ----------     ----------
Cash Flow Provided by Financing activities:
  Change in due from/to affiliate                                                176,889       (101,505)
  Change in due to officer                                                         1,081              0
  Issuance of Common Stock                                                        33,400              0
                                                                              ----------     ----------
  Cash provided by (used in) financing activities                                211,370       (101,505)
                                                                              ----------     ----------
Net Increase (Decrease) in Cash and Cash Equivalents                              24,686        (10,639)

Cash and cash equivalents at beginning of period                                   8,589         19,228
                                                                              ----------     ----------
Cash and cash equivalents at end of period                                    $   33,275     $    8,589
                                                                              ==========     ==========

Supplemental disclosures:
  Cash payments (refunds) for:
    Income Taxes                                                                       0        (11,843)

               See Accompanying Notes to Financial Statements

                          GAMOGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and Summary of Significant Accounting Policies

          A. Gamogen, Inc. (the "Company) was incorporated on March 17, 1986 to acquire, develop and market medical products and services. The Company has acquired from Repro-Med Systems, Inc. ("Repro-Med") all rights to certain impotence products being developed. Repro-Med owned 699,200 shares (approximately 57%) of the Company's common stock until November 1999. In November 1999 (effective as of September 1, 1999), a limited liability company purchased 649,200 shares of the Company's common stock from Repro-Med. The purchase price included a promissory note issued by the buyer and guaranteed by its principal owner. Concurrent with the sale of the shares, the Company sold substantially all of its assets, and therefore, its operations to Repro-Med in exchange for the note. The note has a face amount of $183,564, bears interest at the rate of 8% a year and is due in November 2002.

             In connection with the above sale of stock, the Company and Repro-Med entered into an agreement whereby Repro-Med exercised its option and acquired the Company's interest in a Joint Venture in December 1999 for 50,000 shares of the Company's common stock which it held.

             The Company currently has no operations. The Company is seeking to serve as a vehicle to effect a merger or other business combination with an operating business; there is no assurance that this will be accomplished.

             The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Gyneco, Inc. Intercompany balances and transactions have been eliminated in consolidation.

          B. Property and Equipment is stated at cost. Property is being depreciated over 31 1/2 years and equipment over 5 to 12 years utilizing both the straight-line and accelerated methods of depreciation.

          C. Costs incurred in obtaining patents have been capitalized and were being amortized over 17 years. Goodwill was being amortized over 35 years.

          D. Inventory has been valued at the lower of cost (first-in, first-out method), or market.

          E. Earnings per share are presented in accordance with SFAS No. 128 "Earnings Per Share". Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporate the shares issuable upon the assumed exercise of warrants.

          F. Cash and cash equivalents are comprised of certain highly liquid investments with maturities of three months or less.

                          GAMOGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies (cont'd)

          G. Short-term investments are investments with maturities greater than three months and less than one year. Short-term investments are recorded at lower of cost or market.

          H. Use of estimates - the Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles and, accordingly include amounts that are based on management's best estimates and judgments. The actual results could differ from those estimates.

Note 2 - Inventory

Inventory at February 28, 1999 consists of:
Raw Materials                                          $    73,575
Work in Process                                             12,830
Finished Goods                                              61,820
Reserve for Obsolete Inventory                             (55,676)
                                                 -----------------
Total                                                  $    92,549
                                                 =================

Note 3 - Property, Equipment and Other Assets

Property and equipment at February 28, 1999
consists of:
Manufacturing Equipment, Tooling & Furniture           $   173,331
Less: Accumulated Depreciation                            (163,910)
                                                 -----------------
Net Property and Equipment                                   4,421
                                                 -----------------

                                                 February 29, 2000       February 28, 1999
                                                 -----------------       -----------------
Other Assets:
Investment in Restore Joint Venture                    $         0             $   175,000
Patent Costs                                                     0                 106,792
Goodwill                                                         0                  14,137
Interest Receivable                                          3,500                       0
                                                 -----------------       -----------------
                                                             3,500                 295,929
Less: Accumulated Amortization                                   0                 107,139
                                                 -----------------       -----------------
Net Other Assets                                       $     3,500             $   188,790
                                                 =================       =================

                          GAMOGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Related Party Transactions

             Sales included $11,728 (year ended February 29, 2000) and $27,308 (year ended February 28, 1999) from an affiliate for use of tooling equipment.

             The Company rented space from Repro-Med and reimbursed Repro-Med for allocated overhead expenses. Rent totaled $30,000 (year ended February 29, 2000) and $12,528 (year ended February 28, 1999) and reimbursed expenses amounted to $240,428 (year ended February 29, 2000) and $156,616 (year ended February 29, 1999).

Note 5 - Earnings Per Share

             Primary earnings per share are computed by dividing net income or loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Fully diluted earnings are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period as if outstanding warrants were converted into common stock at the beginning of the period.

                                                 February 29, 2000       February 28, 1999
                                                 -----------------       -----------------
Net income (loss) per common share               $            0.26       $            0.19
Number of Shares - Primary                               1,548,750               1,230,000

Fully diluted net income (loss)
per common and common equivalent
share                                                         0.24                    0.01
Number of Shares - Fully Diluted                 $       1,658,750       $       1,340,000

The outstanding warrants are exercisable to June 2000 into 110,000 share at $10 per share.

Note 6 - Income Tax

             At February 29, 2000 the Company had cumulative federal net operating losses of approximately $1,850,000. The net operating losses begin to expire on February 28, 2002.

             The Company changed ownership during fiscal year ended February 29, 2000. Therefore the amount of the net operating loss available to the Company is limited.

             The amount of net operating loss available to the Company is limited to the value of the old loss company multiplied by the long term tax exempt rate. If the Company doesn't continue the same line of business as the old ownership for a period of two years the net operating loss available to the Company will be zero.

                          GAMOGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Major Customer

             Sales include 12% (year ended February 29, 2000) and 13% (year ended February 28, 1999) to one customer.

             Sales to this customer will not continue in the upcoming years.

Note 8 - Other Costs and Expenses

             Such costs and expenses for the year ended February 29, 2000 consists of the following:

Write off of inventory resulting from adjustment
in connection with the sale of assets                       $    11,097
Write off of amount due from affiliate cancelled
upon sale of assets                                              73,137
Loss on sale of investment in Restore Joint
Venture                                                         174,000
                                                            -----------
                                                            $   258,234
                                                            ===========

ITEM 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

    There have been no disagreements with accountants with respect to accounting and/or financial disclosure for any periods reported on in this Form 10-KSB.

PART III

ITEM 9. Directors, Executive Officers, Promoters And Control Persons: Compliance With Section 16(A) Of The Exchange Act

    The following table sets forth certain information concerning the current directors and executive officers of Registrant:

Name and Address               Age      Position (Held Since)
----------------               ---      ---------------------
Aaron A. Grunfeld              53       Chief Executive Officer, Director, 11/99
10390 Santa Monica Blvd.
Fourth Floor
Los Angeles, CA  90025

Harold S. Fleischman           58       Director, 11/99
15915 Ventura Blvd. Suite 301
Encino, CA  91436

    Each director holds office for a one-year term until his successor has been elected and qualified at the annual meeting of Registrant's shareholders. The members of the Board of Directors serve without remuneration. Corporate Officers are appointed by the Board of Directors and serve at the discretion of the Board.

ITEM 10. Executive Compensation

    Andrew I. Sealfon, the former President of Registrant, received $129,750 in salary from Repro-Med (including amounts attributable to services to Registrant and Gyneco) during the fiscal year ended February 29, 2000. Under the agreement between the Company and Repro-Med for reimbursement of operating expenses and payroll costs, 25% of Mr. Sealfon's salary is allocated to the Company. Mr. Sealfon has been granted incentive stock options in Repro-med under its 1995 Stock Option Plan.

    Registrant reimburses officers and directors for travel and other expenses incurred on behalf of Registrant. Registrant does not have a pension or profit sharing plan.

ITEM 11. Security Ownership Of Certain Beneficial Owners And Management

    The only voting security of Registrant is its common stock, par value $.01 per share. The persons set forth on the chart below are known to Registrant to be the beneficial owners of more than five percent of Registrant's outstanding voting common stock as of February 29, 2000. Information concerning the number and percentage of shares of voting common stock of Registrant owned on record and beneficially by management is set forth on the chart below:

Name and Address                    Shares Owned     Percentage Ownership
----------------                    ------------     --------------------
Southridge Group LLC(1)             2,149,500                    78%
c/o Aaron A. Grunfeld
10390 Santa Monica Blvd.
Fourth Floor
Los Angeles, Ca  90025

Aaron A. Grunfeld                   50,000                        2%
10390 Santa Monica Blvd.
Fourth Floor
Los Angeles, CA  90025

Harold Fleischman
[& Ruth Fleischman JT TEN]          10,000              less than 1%
15915 Ventura Blvd., Suite 301
Encino, CA  91436

Jack Brehm
[& Gilda Brehm Trust AU 12/03/85}   10,000              less than 1%
19501 Greenbriar Drive
Tarzana, CA  91356

(1) Under rules and regulations promulgated by the SEC under the Act shares owned by Southridge Group LLC may be deemed to be beneficially owned by Mr. Yale Farar

ITEM 12. Certain Relationships and Related Transactions

    In connection with Southridge's November 1999 purchase of 649,200 shares of Registrant's common stock from Repro-Med, as more fully described in ITEM 1 above, Registrant and Repro-Med entered into an agreement granting Repro-Med the option to acquire Registrant's interest in the "Restore Joint Venture" between Registrant and Repro-Med. The Company exercised its option and Repro-Med acquired the Restore Joint Venture interest for 50,000 shares of common stock of Registrant which were owned by Repro-Med.

    On December 16, 1999, the board of directors of Registrant authorized the issuance of 1,570,000 shares of Registrant's common stock to provide Registrant with working capital to cover its costs of operation and other expenses. On or about February 1, 2000, Registrant effected the sale of 1,500,000 shares to Southridge Group LLC for an aggregate purchase price of $30,000. The remaining 70,000 shares were sold to officers and directors of Registrant, or issued in partial compensation for services rendered.

    The foregoing transactions are believed by the Company to be on terms no less favorable to the Company than those that could have been obtained from unaffiliated third parties.

PART IV

ITEM 13. Exhibits and Reports on Form 8-K

    Registrant filed a Report on Form 8-K dated November 8, 1999 and a Report on Form 8-K dated February 1, 2000.

SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMOGEN, INC.



/s/ Aaron A. Grunfeld
----------------------
Aaron A. Grunfeld, Director
and Chief Executive Officer

Dated: June 13, 2000