Form 10QSB
period 2000-05-31
GAMOGEN INC
filed 2000-06-19
CIK 803034

                                   FORM 10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT
OF 1934

                   For the quarterly period ended May 31, 2000

      Commission File Number 0-15382

                                  Gamogen Inc.
--------------------------------------------------------------------------------
                    (Exact name as specified in its charter)

         New York                                          13-3341562
------------------------------                    ------------------------------
(State or other jurisdiction of                           (IRS Employer
Incorporation or organization)                          Identification No.)

1930 Village Center Circle,
Suite 3-83, Summerlin, NV                                     89134
--------------------------------                  ------------------------------
(Address of principal executive                              Zip Code
offices)

Registrants' telephone number, including area code           (702) 615-5922
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                               Outstanding at May 31, 2000
         -----                               ---------------------------
Common stock, $.01 par value                       2,750,605 shares

                                  GAMOGEN INC.

                                TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Consolidated balance sheets -
             May 31, 2000 and February 29, 2000

           Consolidated statements of operations -
             Three months ended May 31, 2000 and 1999

           Consolidated statements of cash flow -
             Three months ended May 31, 2000 and 1999

           Notes to consolidated financial statements - May 31, 2000

Item 2     Management's Discussion and Analysis of Financial Condition
             And Results of Operations

PART II    OTHER INFORMATION

           SIGNATURES

PART 1  -  FINANCIAL INFORMATION

                           GAMOGEN INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                              May 31, 2000   Feb 29, 2000
                                                    ------------   ------------
                                                     (Unaudited)     (Note)

CURRENT ASSETS
Cash                                                 $    26,661    $    33,275
                                                     -----------    -----------

TOTAL CURRENT ASSETS                                      26,661         33,275

NOTE RECEIVABLE                                          183,564        183,564
INTEREST RECEIVABLE                                        6,483          3,500
                                                     -----------    -----------

TOTAL ASSETS                                         $   216,708    $   220,339
                                                     ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued expenses                                     $    10,294    $    15,664
Due to Affiliate                                             106          1,081
                                                     -----------    -----------

TOTAL CURRENT LIABILITIES                                 10,400         16,745

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, authorized 4,000,000
shares, issued and outstanding 2,750,000 shares           27,500         27,500
Warrants outstanding                                          40             40
Additional paid-in capital                             1,597,923      1,597,923
Accumulated (deficit)                                 (1,419,155)    (1,421,869)
                                                     -----------    -----------

TOTAL STOCKHOLDERS' EQUITY                               206,308        203,594
                                                     -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                               $   216,708    $   220,339
                                                     ===========    ===========

Note: The consolidated balance sheet at February 29, 2000 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of this statement.

                           GAMOGEN, INC AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three months ended May 31,
                                                  --------------------------
                                                   2000             1999
                                                   ----             ----

NET SALES                                         $     0          $63,490
                                                  -------          -------

COSTS AND EXPENSES:
Cost of goods sold                                      0           20,788
Selling, general and
  Administrative                                      269           31,208
Depreciation and amortization                           0              431
                                                  -------          -------

TOTAL                                                 269           52,427
                                                  -------          -------

INCOME (LOSS) FROM OPERATIONS                        (269)          11,063
INTEREST AND OTHER

INCOME                                              2,983            4,795
                                                  -------          -------

INCOME BEFORE
INCOME TAXES                                        2,714           15,858
Provision  for Income Taxes                             0              380
                                                  -------          -------

NET INCOME)                                       $ 2,714          $15,478
                                                  =======          =======
INCOME PER
 COMMON SHARE:
Primary                                               nil          $  0.01
Fully diluted                                         nil          $  0.01



The accompanying notes are an integral part of this statement.

                           GAMOGEN, INC AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                      Three months ended May 31,
                                                      --------------------------
                                                         2000          1999
                                                       --------      --------

Cash provided by (used in) operating activities        $ (5,639)     $ 13,981
                                                       --------      --------

Cash provided by in investing activities                                   49
                                                                     --------

Financing activities:
  Change in due to/from affiliates                         (975)      (13,868)
                                                           ----       -------
Net cash used in financing activities                      (975)      (13,868)
                                                           ----       -------

Net increase (decrease in cash and cash
 equivalents                                             (6,614)          162

Cash at beginning of period                              33,275         8,589
                                                       --------      --------

Cash at end of  period                                   26,661      $  8,751
                                                       ========      ========


Supplemental disclosures - cash paid for:
   Income taxes                                        $  2,100           -0-



The accompanying notes are an integral part of this statement.

                          GAMOGEN, INC. AND SUBSIDIARY
                   NOTES TO UNAUDITED CONSOLIDATED STATEMENTS
                                  MAY 31, 2000

NOTE 1 - BASIS OF PRESENTATION

The Company currently has no operations. The Company is seeking to serve as a vehicle to effect a merger, or other business combination with an operating business. There is no assurance that a business combination will be effected.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements pursuant to Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals( considered necessary for a fair presentation have been included. Operating results for the three months ended May 31, 2000 are not necessarily indicative of the results that may be expected for the year ending February 28,2001. For further information refer to the financial statements and footnotes included in Form 10-KSB for the year ended February 29, 2000 filed by the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion, other than historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including when and if the Company may resume business operations. Consequently, actual results may vary from management's expectations.

Results of Operations for the three months ended March 31, 2000 as Compared to the three months ended March 31, 1999

Operations
----------

As a result of the sale of substantially all the assets of the Company effective September 1,1999, the Company has no operations. Accordingly a comparison to operating results for periods prior to that date is not meaningful.

Liquidity and Capital Resources
-------------------------------

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









PART II - OTHER INFORMATION

Item 1 through Item 5 - The answer to each item is none.

Item 6. Exhibits and Reports on Form 8-K

          There were no Exhibits or Reports on Form 8-K filed during the quarter for which this report is filed.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

                                                    GAMOGEN, INC.

Dated: June 16,  2000                            /s/ Jack Brehm
                                           -----------------------------
                                                Jack Brehm
                                                Chief Financial Officer
                                                (Principal Accounting Officer)