Form 10QSB
period 2000-08-31
GAMOGEN INC
filed 2000-09-26
CIK 803034

                                   FORM 10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

                 For the quarterly period ended August 31, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                               Outstanding at August 31, 2000
         -----                               ------------------------------
Common stock, $.01 par value                          2,750,605 shares

                                  GAMOGEN INC.

                                TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated balance sheets -
            August 31, 2000 and February 29, 2000

          Consolidated statements of operations -
            Three months ended August 31, 2000 and 1999 and six months ended August 31, 2000 and 1999

          Consolidated statements of cash flow -
            Six months ended August 31, 2000 and 1999

          Notes to consolidated financial statements - August 31, 2000

Item 2    Management's Discussion and Analysis of Financial Condition
            And Results of Operations

PART II   OTHER INFORMATION

          SIGNATURES

PART 1  -  FINANCIAL INFORMATION

                           GAMOGEN INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                              Aug 31, 2000   Feb 29, 2000
------                                               -----------    -----------
                                                     (Unaudited)      (Note)

CURRENT ASSETS

Cash                                                 $     3,125    $    33,275
                                                     -----------    -----------

TOTAL CURRENT ASSETS                                       3,125         33,275

NOTE RECEIVABLE                                          183,564        183,564
INTEREST RECEIVABLE                                        4,466          3,500
                                                     -----------    -----------

TOTAL ASSETS                                         $   191,155    $   220,339
                                                     ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued expenses                                     $              $    15,664
Due to Affiliate                                             106          1,081
                                                     -----------    -----------

TOTAL CURRENT LIABILITIES                                    106         16,745

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, authorized 4,000,000
shares, issued and outstanding 2,750,000 shares           27,500         27,500
Warrants outstanding                                          40             40
Additional paid-in capital                             1,597,923      1,597,923
Accumulated (deficit)                                 (1,434,414)    (1,421,869)
                                                     -----------    -----------

TOTAL STOCKHOLDERS' EQUITY                               191,049        203,594
                                                     -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                               $   191,155    $   220,339
                                                     ===========    ===========

Note: The consolidated balance sheet at February 29, 2000 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of this statement.

                           GAMOGEN, INC AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                  Three months ended Aug 31,          Six months ended Aug 31,
                                  --------------------------          ------------------------
                                     2000             1999            2000              1999
                                     ----             ----            ----              ----
NET SALES                         $       0        $  57,867        $       0        $ 121,357
                                  ---------        ---------        ---------        ---------


COSTS AND EXPENSES:
Cost of goods sold                        0           48,678                            69,466
Selling, general and
  Administrative                     17,295          153,197           17,564          184,405
                                  ---------                         ---------
Depreciation and amortization                          6,562                             6,993
                                                   ---------                         ---------

TOTAL                                17,295          208,437           17,564          260,864
                                  ---------        ---------        ---------        ---------

(LOSS) FROM OPERATIONS              (17,295)        (150,570)         (17,564)        (139,507)

INTEREST AND OTHER
INCOME                                2,983            4,676            5,966            9,471
                                  ---------        ---------        ---------        ---------

(LOSS) BEFORE
 INCOME TAXES                       (14,312)        (145,894)         (11,598)        (130,036)

Provision for Income Taxes              947              380              947              760
                                  ---------        ---------        ---------        ---------
NET INCOME (LOSS)                 $ (15,259)       $(146,274)       $ (12,545)       $(130,796)
                                  =========        =========        =========        =========

INCOME (LOSS) PER
 COMMON SHARE:
Primary                           $   (0.01)       $   (0.12)       $   (0.01)       $   (0.11)
Fully diluted                     $   (0.01)       $   (0.11)       $   (0.01)       $   (0.10)


The accompanying notes are an integral part of this statement.

                           GAMOGEN, INC AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                 Six months ended Aug. 31,
                                                 -------------------------
                                                     2000         1999
                                                     ----         ----

Cash (used in) operating activities               $ (29,175)   $ (27,580)
                                                  ---------    ---------

Financing activities:
    Change in due to/from affiliates                   (975)     124,999
                                                  ---------    ---------
Net cash provided by (used in) financing
 activities                                            (975)     124,999
                                                  ---------    ---------

Net increase (decrease) in cash and cash
 equivalents                                        (30,150)      97,419

Cash at beginning of period                          33,275        8,589
                                                  ---------    ---------

Cash at end of  period                            $   3,125    $ 106,008
                                                  =========    =========

Supplemental disclosures - cash paid for:
   Income taxes                                   $   3,037    $     380





The accompanying notes are an integral part of this statement.

                          GAMOGEN, INC. AND SUBSIDIARY
                   NOTES TO UNAUDITED CONSOLIDATED STATEMENTS
                                 AUGUST 31, 2000

NOTE 1 - BASIS OF PRESENTATION

The Company currently has no operations. The Company is seeking to serve as a vehicle to effect a merger, or other business combination with an operating business. There is no assurance that a business combination will be effected.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements pursuant to Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals( considered necessary for a fair presentation have been included. Operating results for the three months and six months ended August 31, 2000 are not necessarily indicative of the results that may be expected for the year ending February 28,2001. For further information refer to the financial statements and footnotes included in Form 10-KSB for the year ended February 29, 2000 filed by the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion, other than historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including when and if the Company may resume business operations. Consequently, actual results may vary from management's expectations.

Results of Operations for the three months and six months ended August 31, 2000
-------------------------------------------------------------------------------
as Compared to the three months and six months ended August 31, 1999
--------------------------------------------------------------------

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

                                        GAMOGEN, INC.


Dated: September 26, 2000              /s/ Jack Brehm
                                        --------------------------------------
                                        Jack Brehm
                                        Chief Financial Officer
                                        (Principal Accounting Officer)