Form 10QSB
period 2000-11-30
GAMOGEN INC
filed 2000-12-20
CIK 803034

                                  FORM 10-QSB
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT
    OF 1934

                For the quarterly period ended November 30, 2000

     Commission File Number 0-15382

                                  Gamogen, Inc.
-------------------------------------------------------------------------------
                    (Exact name as specified in its charter)

         New York                                           13-3341562
------------------------------                     ----------------------------
(State or other jurisdiction of                           (IRS Employer
Incorporation or organization)                          Identification No.)

1930 Village Center Circle,
Suite 3-83, Summerlin, NV                                     89134
--------------------------------                      ---------------------
(Address of principal executive                              Zip Code
offices)

Registrants' telephone number, including area code              (702) 615-5922
-------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                             Outstanding at December 18, 2000
         -----                             --------------------------------
Common stock, $.01 par value                        1,375,302 shares

                                  GAMOGEN, INC.

                               TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated balance sheets -
            November 30, 2000 and February 29, 2000

          Consolidated statements of operations -
            Three months ended November 30, 2000 and 1999 and nine months ended November 30, 2000 and 1999

          Consolidated statements of cash flow Nine months ended
            November 30, 2000 and 1999

          Notes to consolidated financial statements - November 30, 2000

Item 2    Management's Discussion and Analysis of Financial Condition
            And Results of Operations

PART II   OTHER INFORMATION

          SIGNATURES

PART 1  -  FINANCIAL INFORMATION

                          GAMOGEN, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


ASSETS                                                            Nov. 30, 2000            Feb 29, 2000
------                                                            -------------            ------------
                                                                    (Unaudited)                 (Note)
CURRENT ASSETS
Cash ........................................................       $     6,456              $    33,275
                                                                    -----------              -----------

TOTAL CURRENT ASSETS ........................................             6,456                   33,275

NOTE RECEIVABLE .............................................           183,564                  183,564
INTEREST RECEIVABLE .........................................             2,449                    3,500
                                                                    -----------              -----------

TOTAL ASSETS ................................................       $   192,469              $   220,339
                                                                    ===========              ===========

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued expenses ............................................       $     1,473              $    15,664
Due to Affiliate ............................................               106                    1,081
                                                                    -----------              -----------

TOTAL CURRENT LIABILITIES ...................................             1,579                   16,745

STOCKHOLDERS' EQUITY - Note 2
Preferred stock, $.01 par value, authorized 1,000,000
shares, none issued (Nov. 30, 2000)
Common stock, $.01 par value, authorized 50,000,000
shares (Nov. 30, 2000) and 4,000,000 shares (Feb 29,
2000), issued and outstanding 1,375,302 shares (Nov. 30,
2000) and 2,750,605 shares (Feb 29,2000) ....................            13,750                   27,500
Warrants outstanding ........................................                40                       40
Additional paid-in capital ..................................         1,611,673                1,597,923
Accumulated (deficit) .......................................        (1,434,573)              (1,421,869)
                                                                    -----------              -----------

TOTAL STOCKHOLDERS' EQUITY ..................................           190,890                  203,594
                                                                    -----------              -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY ......................................................       $   192,469              $   220,339
                                                                    ===========              ===========

Note: The consolidated balance sheet at February 29, 2000 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of this statement.

                          GAMOGEN, INC AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                             Three months ended Nov. 30,   Nine months ended Nov 30,
                                             ---------------------------   -------------------------
                                                2000          1999          2000          1999
                                                ----          ----          ----          ----
NET SALES ..................................   $     -0-    $    - 0-     $   -0-      $ 121,357
                                                  ------     --------      -------      --------

COSTS AND EXPENSES:
Cost of goods sold .........................                                              69,466
Selling, general and
  Administrative ...........................       2,622                    20,186       184,405
                                                  ------                   -------
Depreciation and amortization ..............                                               6,993
Other ......................................                  256,734                    256,734
                                                              -------                    -------

TOTAL ......................................       2,622      256,734       20,186       517,598
                                                  ------     --------      -------      --------

(LOSS) FROM OPERATIONS .....................      (2,622)    (256,734)     (20,186)     (396,241)

INTEREST AND OTHER
INCOME .....................................       2,983                     8,949         9,471
                                                  ------     --------      -------      --------

INCOME (LOSS) BEFORE
 INCOME TAXES ..............................         361     (256,734)     (11,237)    (386,770)
Provision for Income Taxes .................         520          -0-        1,467          760
                                                  ------     --------      -------      --------

NET (LOSS) .................................   $    (159)   $(256,734)   $ (12,704)   $(387,530)
                                               =========    ==========   =========    =========
(LOSS) PER
COMMON SHARE: - NOTE 2
Primary ....................................   $     -0-    $   (0.42)   $   (0.01)   $   (0.64)
Fully diluted ..............................   $     -0-    $   (0.36)   $   (0.01)   $   (0.54)


The accompanying notes are an integral part of this statement.

                          GAMOGEN, INC AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                     Nine months ended Nov.30,
                                                       2000            1999
                                                      ------           -----

Cash (used in) provided by operating activities      $ (26,819)         $   60,005
                                                     ----------         ----------

Investing activities:
    Note received from sale of assets                                     (183,564)
    Other                                                                   11,218
                                                                            ------
Cash used in investing activities                                         (172,346)

Financing activities:
    Change in due to/from affiliates                      (975)            103,752
                                                          ----             -------
Net cash provided by (used in) financing activities       (975)            103,752
                                                     ------------          -------

Net increase (decrease) in cash and cash
 equivalents                                           (26,819)             (8,589)

Cash at beginning of period                             33,275               8,589
                                                     -----------         ----------

Cash at end of period                                $   6,456           $     -0-
                                                     =========           =========

Supplemental disclosures - cash paid for:
   Income taxes                                       $  3,557           $     380


The accompanying notes are an integral part of this statement.

                          GAMOGEN, INC. AND SUBSIDIARY
                   NOTES TO UNAUDITED CONSOLIDATED STATEMENTS
                               NOVEMBER 30, 2000

NOTE 1 - BASIS OF PRESENTATION

The Company currently has no operations. The Company is seeking to serve as a vehicle to effect a merger, or other business combination with an operating business. There is no assurance that a business combination will be effected.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements pursuant to Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals( considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended November 30, 2000 are not necessarily indicative of the results that may be expected for the year ending February 28, 2001. For further information refer to the financial statements and footnotes included in Form 10-KSB for the year ended February 29, 2000 filed by the Company.

NOTE 2- SHAREHOLDERS' EQUITY

On October 4, 2000, the Company's Board of Directors proposed ,subject to shareholders' approval, (i)an increase in authorized Common stock from 4,00,000 shares to 50,000,000 shares and authorized 1,000,000 shares of Preferred stock, $.01 par value, and (ii). Reverse stock split of the outstanding Common stock on a one for two basis. On December 15, 2000 the Company's shareholders approved the foregoing.

Per share information in the accompanying financial statements have been retroactively adjusted for the effect of the reverse stock split.

On December 19, 2000, the Company's Trading symbol was changed to GAMN.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion, other than historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including when and if the Company may resume business operations. Consequently, actual results may vary from management's expectations.

Results of Operations for the three months and nine months ended November 30, 2000 as Compared to the three months and nine months ended November 30, 2000

Operations

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




PART II - OTHER INFORMATION

Items 1, 2, 3, and 5 - The answer to each item is none.

Item 4 - Submission of Matters to a Vote of Security Holders

A special meeting of shareholders was held on December 15, 2000 at which the shareholders voted on the proposed increase in the authorized number of shares of Common Stock, the authorization of shares of Preferred Stock and a reverse split on the outstanding shares of Common Stock. The vote was as follows for each proposal: 2,149,200 shares for, no shares against and no abstentions.




Item 6. Exhibits and Reports on Form 8-K

     There were no Exhibits or Reports on Form 8-K filed during the quarter for which this report is filed.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

                                           GAMOGEN, INC.


Dated: December 20,  2000                  /s/ Jack Brehm
                                          -------------------------------------
                                                  Jack Brehm
                                             Chief Financial Officer
                                         (Principal Accounting Officer)