Form 10KSB
period 2001-02-28
GAMOGEN INC
filed 2001-05-21
CIK 803034

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------
                                   FORM 10-KSB

                                   (Mark One)

              [ X ] ANNUAL REPORT UNDER SECTION 13 or 15(d) of the
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 2001

                         Commission File Number: 0-15382

                                  GAMOGEN, INC.
           (name of small business issuer as specified in its charter)

               New York                                  13-3341562
     State or other jurisdiction of                     (IRS Employer
     Incorporation or Organization)                   Identification No.)

      1930 Village Center Circle, Suite 3-83, Summerlin, Nevada 89134
       (Address of Principal Executive Offices)               (Zip code)

             Issuer's telephone number:                 (702) 615-5922

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

      Registrant had no revenues during the year ended February 28, 2001.

  At February 28, 2001, Registrant had outstanding 1,375,311 shares of common stock, $.01 par value.

                                TABLE OF CONTENTS

Part I

Item 1.   Description of Business

Item 2    Description of Property

Item 3    Legal Proceedings

Item 4    Submission of Matters to a Vote of Security Holders

Part II

Item 5    Market for the Company's Common Equity and Related Stockholder Matters

Item 6    Management's Discussion and Analysis and Plan of Operation

Item 7    Financial Statements

Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Part III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10   Executive Compensation

Item 11   Security Ownership of Certain Beneficial Owners and Management

Item 12   Certain Relationships and Related Transactions

Part IV

Item 13   Exhibits and Reports on Form 8-K


          SIGNATURES

PART I

ITEM 1. Description Of Business

Company History.

     Gamogen, Inc. (Registrant) was incorporated under the laws of the State of New York, on March 17, 1986, by its parent company, Repro-Med Systems, Inc. for the purpose of acquiring, developing and marketing medical products for use in the treatment of impotence. In September 1986, Registrant acquired, by assignment from Repro-Med, Dr. Adrian Zorgniotti and Andrew Sealfon, all rights to an injectable drug combination treatment for male impotence and two related products: a drug intermixing delivery system and an implantable prosthesis for dispensing drugs. The assignment of these three products included rights to all related technology and products. On May 27, 1987, Registrant acquired the rights to certain gynecological products which it assigned to its Gyneco, Inc. subsidiary which immediately commenced manufacturing and marketing a line of gynecological products through US and foreign distributors, US hospitals and private physicians.

     During 2000 and 1999 the Gyneco subsidiary accounted for 100% of Gamogen's consolidated sales. The Gyneco products include the Thermal Cautery System for tubal ligation and the Masterson Endometrial Biopsy System. Gyneco's products are governed by the FDA's regulations for Class II medical devices. A portion of Gyneco's sales came from royalties paid by its affiliate Repro-Med. These royalties began in fiscal 1993, when Repro-Med began compensating Gyneco for the use of certain tooling and parts of Gyneco's proprietary design. Payments to Gyneco totaled $11,728 in 2000. There have been no payments to Gyneco in 2001.

     In July 1993 Registrant acquired the rights to an Oral Treatment for Male Impotence which was subsequently sold to a biotechnology company, Zonagen, Inc. In September 1997, Gamogen received final payment of $558,000 from the sale. This payment represented the discounted sales price of $708,000 less $150,000 of Option Maintenance payments Registrant had previously received from Zonagen, Inc.

     In October 1998, Gamogen, in an effort to improve its revenues and cash flow from operations, entered into a joint venture with its then affiliate, Repro-Med Systems, Inc., to develop and market a new vacuum, impotence treatment device named Restore, believing that there remained a market for more conventional impotency treatments, like Restore, after the introduction in early 1998 of Viagra, which initially accounted for 95% of new prescriptions for the treatment of impotence. In this market, men, due to specific health reasons or for other problems which Viagra is ineffective, continue to require traditional treatments using devices such as the Restore vacuum pump.

     In April 1999 Repro-Med Systems received a letter from Timm Medical Technologies (Timm) regarding possible patent conflicts between the Restore product and the Timms Erect-Aid Classic(tm) product. Repro-Med's review of the patents did not support this claim. Timm reportedly purchased the rights to the Erect-Aid Classic(tm) product in November 1998 from Imagyn Medical Technologies(Imagyn), formerly known as Urohealth. Imagyn reportedly had originally bought the rights to the Erect-Aid Classic(tm) from Osbon Medical Systems. Registrant's former affiliate, Repro-Med, has advised that it had an off-setting counter claim which had not been resolved, concerning an Osbon product called Esteem which Repro-Med had a commitment from Osbon to manufacture. In April 1996, Osbon advised Repro-Med that it was withdrawing its commitment to Repro-Med for manufacture of the Esteem(tm) products and had secured other options for manufacture of these products. No prior notice was provided to Registrant by Osbon. Despite repeated requests to Osbon, Registrant did not receive any explanation for this action. Registrant advised Osbon and Timm that Repro-Med was due compensation for its work on the Esteem(tm) products and for use of its proprietary design and manufacturing information.

     On or about November 8, 1999, Southridge Group LLC ("Southridge"), a limited liability company organized under the laws of Nevada, purchased
649,200 shares of common stock, constituting approximately 52.78% of the then issued and outstanding capital stock of Registrant, from Repro-Med Systems, Inc. Southridge paid Repro-Med an aggregate of $263,564 consisting of cash in the amount of $80,000 and a promissory note in the amount of $183,564 ("Note") guaranteed by Yale Farar, the principal beneficial owner of Southridge.

     Concurrent with Southridge's purchase of the shares from Repro-Med, Gamogen sold substantially all of its assets to Repro-Med in exchange for the Note. In connection with this transaction, Gamogen delivered general releases to its directors, who were at that time also directors of Repro-Med.

     As a result of the sale of substantially all of its assets, Registrant currently has no operations. Southridge purchased the shares from Repro-Med for the purpose of gaining control of Registrant and thereafter for the purpose of seeking to have Registrant serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination ("Business Combination") with an operating business. No assurance can be given that Registrant, or Southridge on behalf of Registrant, will be able to effect a Business Combination. During the fiscal year ended February 28, 2001, Registrant continued to review and evaluate possible Business Combinations with other companies. However, Registrant is not currently in active discussions with anyone concerning a Business Combination.

Registrant currently has three directors, Harold S. Fleischman, Jack Brehm and Aaron A. Grunfeld. Harold S. Fleischman is a member of the State Bar of California and has practiced law in that state for more than 25 years. Jack Brehm was with Ernst & Young LLP for over 35 years until his retirement as a partner of the firm in 1988. Mr. Brehm continues to provide financial and business consulting services. Aaron A. Grunfeld is a member of the State Bar of California and has practiced law in that state for more than 25 years. The Board of Directors has appointed Aaron A. Grunfeld to act as interim chief executive officer of Registrant and Jack Brehm as chief financial officer of Registrant. Officers and directors of Registrant are expected to devote limited amounts of time to the affairs of Registrant until a Business Combination, if any, may be effected.

ITEM 2.  Description Of Property

     As of February 28, 2001, Registrant did not and currently does not own or lease any real property.

     Registrant's current address and telephone number are:

Gamogen, Inc.
1930 Village Center Circle, Suite 3-83

Summerlin Nevada 89134
(702) 615-5922

     Registrant currently does not have and as of February 28, 2001, did not have any tangible fixed assets.


ITEM 3. Legal Proceedings


     None

ITEM 4. Submission of Matters To A Vote Of Security Holders

In December 2000 the shareholders of Registrant approved (i) an increase in authorized Common Stock from 4,000,000 shares to 50,000,000 shares and authorized 1,000,000 shares of Preferred Stock, $.01 par value; and (ii) a one for two reverse split of Registrant's Common Stock.

PART II

ITEM 5.

Market For Company's Common Equity And Related Stockholder Matters

     Registrant is authorized to issue 50,000,000 shares of Common Stock, $.01 par value, of which 1,375,311 shares were issued and outstanding as of February 28, 2001. On that date Registrant's Common Stock was held by approximately 145 beneficial holders. Registrant's Common Stock was previously traded on the Over-The-Counter Bulletin Board market under the symbol "GAMO". On December 19, 2000, Registrant's trading symbol was changed to "GAMN."

To Management's knowledge there has been only minimal trading in Gamogen securities for the fiscal years ended February 2000 and February 2001, with stock prices ranging from $.31250 to $.34375 per share. The closing bid price per share on March 27, 2001 was $.34.

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

Results of Operations

Year ended February 28, 2001, as compared to the year ended February 29, 2000

As a result of the sale of substantially all the assets of registrant effective September 1, 1999, Registrant has had no operations since that date. A comparison of the operating results for the years ended February, 2000 and February, 2001 is not meaningful. Expenses for the current year of $28,817 represent legal, accounting and other costs primarily associated with Registrant's corporate and securities filings. No salaries are currently being paid to any officer. Interest income pertains to the outstanding note receivable.

Liquidity and Capital Resources

Because Registrant has no operations, it has attempted to restrict administrative costs principally at minimal levels necessary to effect corporate and securities filings. Registrant's sole activity is expected to be identifying and evaluating suitable business opportunities which could result in a Business Combination. No assurance can be given that Registrant will be successful in its efforts, or that other types of business transactions might not be considered.

ITEM 7. Financial Statements

See financial statements included herein.

                                  GAMOGEN, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                               February
                                                     28, 2001          29, 2000
                                                     --------           --------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                         $    7,201        $    33,275
                                                       -----             ------

TOTAL CURRENT ASSETS                                   7,201             33,275


NOTE RECEIVABLE (Note 1)                             181,027            187,064
                                                     -------            -------

TOTAL ASSETS                                      $  188,228         $  220,339
                                                     ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued expenses                                  $    3,506         $   15,664
Due to officer                                             -              1,081
                                                   ---------        -----------
TOTAL CURRENT LIABILITIES                              3,506             16,745

STOCKHOLDERS' EQUITY (Notes 1 and 2)
Preferred stock, $.01 par value, authorized
1,000,000 shares (2001) and none (2000), none
issued

Common stock, $.01 par value, authorized
50,000,000 shares (2001) and 4,000,000
shares (2000), issued and outstanding
1,375,311 (2001) and 2,750,000 shares
(2000)                                                13,753             27,500
Warrants outstanding                                       -                 40
Additional paid-in capital                         1,611,710          1,597,923

Accumulated (deficit)                             (1,440,741)        (1,421,869)
                                                   ---------         ----------
TOTAL STOCKHOLDERS' EQUITY                           184,722            203,594
                                                     -------            -------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                           $   188,228        $   220,339
                                                   =========          =========

The accompanying notes are an integral part of this statement.

                                  GAMOGEN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Year ended February
                                                       -------------------
                                                    28, 2001          29, 2000
                                                    --------          --------
SALES (Notes 3 and 5)                              $      -          $ 121,357
                                                                       -------

COSTS AND EXPENSES
Cost of goods sold                                        -             69,466
Selling, general and administration
  expenses                                           28,817            200,275
Depreciation and amortization                          -                 6,993
Other costs (Note 6)                                   -               258,234
                                                -----------           --------
TOTAL                                                28,817            534,968
                                                     ------           --------

INTEREST AND OTHER INCOME, NET                       11,932             12,971
                                                     --------        ---------

LOSS BEFORE INCOME TAXES                            (16,885)          (400,640)

Provision for state income taxes (Note 4)             1,987              2,760
                                                      -----              -----

Net loss                                          $ (18,872)         $(403,400)
                                                  =========           ========

LOSS PER COMMON SHARE (Note 1):
Basic and diluted                                  ($  0.01)         $   (0.52)

Weighted average common shares (basic
and diluted)                                      1,375,311            774,375

The accompanying notes are an integral part of this statement.

                                  GAMOGEN, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               Years Ended February 28, 2001 and February 29, 2000

                                                           Warrants
                                                             and
                                                          Additional
                                     Common stock          Paid-in       Accumulated
                                  Shares     Amount        Capital        (Deficit)        Total
                                  ------     ------        -------         -------         -----
Balance February 28,
1999                            1,230,000     $ 12,300    $ 1,579,763    $ (1,018,469)    $ 573,594

Net loss year ended
February 29, 2000                                                            (403,400)     (403,400)

Issuance of common
stock                           1,570,000       15,700         15,700                        31,400

Capital contribution                                            3,000                         3,000

Shares received from
sale of joint venture             (50,000)        (500)          (500)                       (1,000)
                             ------------------------------------------------------------------------
Balance February 29,
2000                            2,750,000       27,500       1,597,963     (1,421,869)      203,594

Net loss year ended
February 28, 2001                                                             (18,872)      (18,872)

Reverse two for one
stock split                    (1,374,689)     (13,747)         13,747
                             ------------------------------------------------------------------------
Balance February 28,
2001                            1,375,311     $ 13,753    $  1,611,710    $(1,440,741)   ($ 184,722)
                                =========       ======       =========      =========      ========

The accompanying notes are an integral part of this statement.

                                  GAMOGEN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Year Ended February
                                                         -------------------
                                                       28, 2001       29, 2000
                                                       --------       --------
OPERATING ACTIVITIES
Net loss                                           $    (18,872)      (403,400)
Adjustments to reconcile net loss
  to cash used in operating activities:
         Depreciation and amortization                                   6,993
Changes in operating assets and liabilities
         Accounts receivable -trade                                     24,196
         Inventories                                                    92,549
         Other assets                                                    7,718
         Prepaid expenses                                                3,903
         Accounts payable                                                  (39)
         Accrued expenses                               (12,158)         8,608
                                                        -------       ---------
Cash used in operating activities                       (31,030)      (259,472)
                                                        -------       ---------

INVESTING ACTIVITIES
         Short term investments                                         81,352
         Investment in joint venture                                   175,000
         Note receivable from sale of operating assets    6,037       (183,564)
                                                        -------       ---------
Cash provided by investing activities                     6,037         72,788
                                                        -------       ---------
FINANCING ACTIVITIES
         Change in due from/to affiliates                              176,889
         Change in due to officer                        (1,081)         1,081
         Issuance of Common stock                                       33,400
                                                        -------       ---------
Cash (used in) provided by financing activities          (1,081)       211,370
                                                        -------       ---------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                    (26,074)        24,686
Cash and cash equivalents at beginning of
year                                                     33,275          8,589
                                                        -------       ---------

CASH AND CASH EQUIVALENTS AT
END OF YEAR                                            $  7,201      $  33,275
                                                       ========      ==========
Supplemental disclosures:
   Cash payments for
     income taxes                                      $  4,087              -



The accompanying notes are an integral part of this statement.

                                  GAMOGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2001

Note 1 - Organization and Summary of Significant Accounting Policies

A. Gamogen, Inc. ("Company") was incorporated on March 17, 1986 to acquire, develop and market medical products and services. The Company had acquired from Repro-Med Systems, Inc. ("Repro-Med)" all rights to certain impotence products being developed. Repro-Med owned 699,200 shares (approximately 57%) of the Company's common stock until November 1999. Effective as of September 1, 1999, a limited liability company purchased 649,200 shares of the Company's common stock from Repro-Med. The purchase price included a promissory note (Note) issued by the buyer and guaranteed by its principal owner. Concurrent with the sale of the shares, the Company sold substantially all of its assets and therefore its operations to Repro-Med in exchange for the Note. The original face amount of the Note is $183,564. The Note is recorded at its fair value, bears interest at the rate of 6 1/2% a year and is due in November 2002.

In connection with the above sale of stock, the Company and Repro-Med entered into an agreement whereby Repro-Med exercised its option and acquired the Company's interest in a Joint Venture for 50,000 shares of the Company's common stock which it held.

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

B. Earnings per share amounts are presented in accordance with SFAS No. 128 "Earnings Per Share". Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Shares from the assumed conversion of outstanding warrants are omitted from the computation of diluted loss per share because the effect would be antidilutive. Per share information has been retroactively adjusted for the effect of the December 2000 reverse stock split.

C. Cash and cash equivalents are comprised of cash and demand deposit accounts.

D. Use of estimates - The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and, accordingly, include amounts that are based on management's best estimates and judgements. The actual results could differ from those estimates.

Note 2 - Shareholders' Equity

In December 2000 the Company's shareholders approved (i) an increase in authorized common stock from 4,000,000 shares to 50,000,000 shares and authorized 1,000,000 shares of Preferred stock, $.01 par value and (ii) a one for two reverse stock split of the outstanding Common stock. Reference to common stock activity before the distribution of the related split has not been restated unless otherwise noted. All activity after the distribution date reflects the stock split.

Note 3 - Related Party Transactions

Sales include $11,728 (year ended February 29, 2000) from an affiliate for use of tooling equipment.

During the year ended February 29, 2000, the Company rented space from Repro-Med and reimbursed Repro-Med for allocated overhead expenses. Rent totaled $30,000 and reimbursed expenses amounted to $240,428.


Note 4 - Income Taxes

At February 28, 2001, the Company had cumulative federal net operating losses of approximately $1,870,000. The losses begin to expire February 28,2002. No benefit has been provided in the financial statements for this deferred asset as a full valuation allowance has been provided.

As a result of the change in ownership during the year ended February 29, 2000 the amount of net operating loss available to the Company is substantially limited. Further if the Company does not continue the same line of business for a period of two years the available net operating loss can not be utilized.

Note 5 - Major Customer

Approximately 12% of sales for the year ended February 29, 2000 were to one customer.

Note 6 - Other Costs and Expenses

Such costs and expenses for the year ended February 29, 2000 consist of the following:

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
                                                             ===========

ITEM 8. Changes In Accountants

 On February 7, 2001, Registrant engaged Ernst & Young, LLP as its independent accountant for the year ending February 28, 2001 and dismissed the former independent accountants, Weingast, Zucker & Ruttenberg, LLP. The reports of the former accountants for the past two years did not contain an adverse opinion or a disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. Registrant's Board of Directors approved the change. During the two most recent fiscal years and to the date hereof, there have been no disagreements between Registrant and the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of the former accountant would have caused it to make reference to the subject matter of the disagreement in connection with its report.

PART III

ITEM 9. Directors, Executive Officers, Promoters And Control Persons: Compliance With Section 16(A) Of The Exchange Act

   The following table sets forth certain information concerning the current directors and executive officers of Registrant:

Name and Address                 Age          Position (Held Since)
----------------                 ---          ---------------------
Aaron A. Grunfeld                 54          Chief Executive Officer, Director,
10390 Santa Monica Blvd.                      November 1999
Fourth Floor
Los Angeles, CA  90025

Harold S. Fleischman             59         Director,
15915 Ventura Blvd. Suite 301               November 1999
Encino, CA  91436

Jack Brehm                       72         Chief Financial Officer, Director,
19501 Greenbriar Drive                      April 2000
Tarzana, CA  91358

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


ITEM 11. Security Ownership Of Certain Beneficial Owners And Management

The persons set forth on the chart below are known to Registrant to be the beneficial owners of more than five percent of Registrant's outstanding voting common stock as of February 28, 2001. Information concerning the number and percentage of shares of voting common stock of Registrant owned on record and beneficially by management is set forth on the chart below:

Name and Address                    Shares Owned            Percentage Ownership
----------------                    ------------            --------------------

Southridge Group LLC(1)             1,051,100                           76%
c/o Aaron A. Grunfeld
10390 Santa Monica Blvd.
Fourth Floor
Los Angeles, Ca  90025

Aaron A. Grunfeld                      25,000                          1.8%
10390 Santa Monica Blvd.
Fourth Floor
Los Angeles, CA  90025

Harold Fleischman                       5,000                  less than 1%
15915 Ventura Blvd., Suite 301
Encino, CA  91436

Jack Brehm                              5,000                  less than 1%
19501 Greenbriar Drive
Tarzana, CA  91356

(1) Under rules and regulations promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended, shares owned by Southridge Group LLC may be deemed to be beneficially owned by Mr. Yale Farar

ITEM 12. Certain Relationships and Related Transactions

     During the year ended February 28, 2001, Southridge Group LLC paid Registrant $17,500 towards interest and principal on the Note.


PART IV

ITEM 13. Exhibits and Reports on Form 8-K


Registrant filed a Report on Form 8-K dated February, 2001 and an Amended Report on Form 8-K dated February 23, 2001.



SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMOGEN, INC.



/s/ Aaron A. Grunfeld
----------------------
Aaron A. Grunfeld, Director
and Chief Executive Officer

Dated: May 21, 2001

                         Report of Independent Auditors


Board of Directors and Shareholders
Gamogen, Inc.

We have audited the accompanying consolidated balance sheet of Gamogen, Inc. as of February 28, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gamogen, Inc. at February 28, 2001, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.


                                                 /s/ Ernst & Young LLP


Los Angeles, California
April 5, 2001

                      WEINGAST, ZUCKER & RUTTENBERG, LLP.
                               11 HOLLAND AVENUE
                             WHITE PLAINS, NY 10603
                           (914) 428-7733 (TELEPHONE)
                              (914) 428-7903 (FAX)

Gerald Weingast, CPA
Harvey D. Zucker, CPA
Douglas S. Ruttenberg, CPA

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


/s/ Weingast, Zucker & Ruttenberg, LLP
White Plains, NY
May 31, 2000