Form 10QSB
period 2001-05-31
GAMOGEN INC
filed 2001-06-13
CIK 803034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

                   For the quarterly period ended May 31, 2001

                         Commission File Number 0-15382


                                  GAMOGEN, INC.
                    (Exact name as specified in its charter)

         New York                                          13-3341562
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                             Identification No.

1930 Village Center Circle,
Suite 3-83, Summerlin, NV                                  89134
(Address of principal executive offices)                   (Zip code)

Registrant's telephone number:         (702) 615-5922

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the last 12 months (or for shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Outstanding common stock, $.01 par value as of June 11, 2001: 1,375,311

                                  GAMOGEN, INC

                                TABLE OF CONTENTS

PART 1       FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

             Consolidated balance sheet - May 31, 2001

             Consolidated statements of operations - Three months ended May 31,
                   2001 and 2000

             Consolidated statements of cash flow - Three months ended May 31,
                   2001 and 2000

             Notes to consolidated financial statements - May 31, 2001

Item 2.      Management's Discussion and Analysis of Financial Condition and
                   Results of Operations

PART II      OTHER INFORMATION

             SIGNATURES

PART 1 - FINANCIAL INFORMATION

                                  GAMOGEN, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                  May 31, 2001


ASSETS

CURRENT ASSETS
Cash                                                            $    2,867
                                                                ----------
TOTAL CURRENT ASSETS                                                 2,867


NOTE RECEIVABLE                                                    175,467
                                                                ----------


TOTAL ASSETS                                                    $  178,334
                                                                ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued expenses                                                $    9,000
                                                                ----------
TOTAL CURRENT LIABILITIES                                            9,000

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized 1,000,000 shares, none issued

Common stock, $.01 par value, authorized
50,000,000 shares, issued and outstanding
1,375,311 shares                                                    13,753
Additional paid-in capital                                       1,611,710
Accumulated (deficit)                                           (1,456,129)
                                                                ----------
TOTAL STOCKHOLDERS' EQUITY                                         169,334
                                                                ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                          $  178,334
                                                                ==========



The accompanying notes are an integral part of this statement.

                                  GAMOGEN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three months ended
                                                               May 31,
                                                               -------
                                                        2001            2000
                                                        ----            ----

SALES                                               $       -        $      -

GENERAL AND ADMINISTRATIVE EXPENSES                      17,528             269

INTEREST INCOME                                           2,940           2,983
                                                    -----------      ----------

INCOME (LOSS) BEFORE INCOME TAXES                       (14,588)          2,714

Provision for state income taxes                            800             -
                                                    -----------      ----------

NET INCOME (LOSS)                                   $   (15,388)     $    2,714
                                                    ===========      ==========

INCOME (LOSS) PER COMMON SHARE
Basic and diluted                                       ($ 0.01)            nil

Weighted average common shares (basic
and diluted)                                          1,375,311       1,375,311




The accompanying notes are an integral part of this statement.

                                  GAMOGEN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      Three months ended May 31,
                                                         2001           2000
                                                         ----           ----

Cash used in operating activities                     $(10,610)       $ (5,639)

Financing activities:
         Reduction of note receivable                    6,276
         Change in due to/from affiliates                   -             (975)
                                                      ---------       --------

Cash provided by (used in) financing activities          6,276            (975)
                                                      ---------       --------

Net (decrease) in cash                                  (4,334)         (6,614)

Cash at beginning of period                              7,201          33,275
                                                      ---------       --------

Cash at end of period                                 $  2,867        $ 26,661
                                                      =========       ========


Supplemental disclosures - Cash payments for
     income taxes                                     $    800        $  2,100



The accompanying notes are an integral part of this statement.

                                  GAMOGEN, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2001

Note 1 - BASIS OF PRESENTATION

The Company currently has no operations. The Company is seeking to serve as a vehicle to effect a merger or other business combination with an operating business; there is no assurance that this will be accomplished.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements pursuant to Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended May 31, 2001 are not necessarily indicative of the results that may be expected for the year ending February 28, 2002. For further information refer to the financial statements and footnotes included in Form 10-KSB for the year ended February 28, 2001 filed by the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion, other than historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including when and if the Company may resume business operations. Consequently, actual results may vary from management's expectations.

Results of operations for the three months ended May 31, 2001 as compared to the three months ended May 31, 2000.

Operations

Since the sale of substantially all its assets effective September 1999, the Company has no operations. General and administrative expenses were $17,528 for the three months ended May 31, 2001 and $269 for the three months ended May 31, 2000. The expenses for the current quarter represent legal, accounting, and other costs primarily associated with corporate expenses and securities filings. No salaries are currently being paid to officers. Interest income pertains to the outstanding note receivable.

Liquidity and Capital Resources

Because the Company has no operations, it has attempted to restrict administrative costs to minimal levels necessary to effect corporate and securities filings. The Company's sole activity is expected to be identifying and evaluating suitable business opportunities, which could result in a business combination. No assurance can be given the efforts will be successful , or that other business transactions might not be considered.


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

                                         GAMOGEN, INC.

Dated: June 13, 2001                     /s/ Jack Brehm
                                         --------------
                                         Jack Brehm
                                         Chief Financial Officer
                                         (Principal Accounting Officer)