Form 10QSB
period 2001-08-31
GAMOGEN INC
filed 2001-09-26
CIK 803034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WAHINGTON, DC 20549

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES ACT OF 1934

                 For the quarterly period ended August 31, 2001

                         Commission File Number 0-15382

                                  GAMOGEN, INC.
                    (Exact name as specified in its charter)

                     New York                              13-3341562
          (State or other jurisdiction of                 (IRS Employer
          incorporation or organization)               Identification No.)

            1930 Village Center Circle
             Suite 3-83, Summerlin, NV                        89134
      (Address of principal executive office)              (Zip Code)

                  Registrant's telephone number: (702) 615-5922

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the last 12 months (or for shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                 Yes (x) No ( )

                 Outstanding common stock, $.01 par value as of
                      September 24, 2001: 1,380,311 shares

                                  GAMOGEN, INC.

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

Item 1   Financial Statements (Unaudited)

         Consolidated balance sheet - August 31, 2001

         Consolidated statements of operations - Three months ended
         August 31, 2001 and 2000 and six months ended August 31, 2001 and 2000

         Consolidated statements of cash flow - Six months ended August 31, 2001 and 2000

         Notes to consolidated financial statements - August 31, 2001

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  OTHER INFORMATION

         SIGNATURES

PART I - FINANCIAL INFORMATION

                                  GAMOGEN, INC.
                           CONSOLDIATED BALANCE SHEET
                                   (UNAUDITED)
                                 August 31, 2001

ASSETS
CURRENT ASSETS
Cash                                                                $     4,917
Account receivable                                                        2,740
                                                                    -----------
TOTAL CURRENT ASSETS                                                      7,657

NOTE RECEIVABLE                                                         154,965
                                                                    -----------
TOTAL ASSETS                                                        $   162,622
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses                                                    $     2,541
                                                                    -----------
TOTAL CURRENT LIABILITIES                                                 2,541

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized 1,000,000
Shares, none issued

Common stock, $.01 par value, authorized
50,000,000 shares, issued and outstanding
1,380,311 shares                                                         13,803
Additional paid-in capital                                            1,612,160
Accumulated (deficit)                                                (1,465,882)
                                                                    -----------
TOTAL STOCKHOLDERS' EQUITY                                              160,081
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                              $   162,622
                                                                    ===========

The accompanying notes are an integral part of this statement.

                                  GAMOGEN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                             Three months ended Aug. 31,   Six months ended Aug. 31,
                             ---------------------------   -------------------------
                                 2001           2000           2001           2000
                                 ----           ----           ----           ----
NET SALES                    $        --    $        --    $        --    $        --

GENERAL AND
ADMINISTRATIVE
EXPENSES                          11,770         17,295         29,298         17,564

INTEREST INCOME                    2,617          2,983          5,557          5,966
                             -----------    -----------    -----------    -----------

(LOSS) BEFORE INCOME
TAXES                             (9,153)       (14,312)       (23,741)       (11,598)

State income taxes                   600            947          1,400            947
                             -----------    -----------    -----------    -----------

NET (LOSS)                   $    (9,753)   $   (15,259)   $   (25,141)   $   (12,545)
                             ===========    ===========    ===========    ===========

(LOSS) PER COMMON
SHARE
Basic and diluted            $     (0.01)   $     (0.01)   $     (0.02)   $     (0.01)


Weighted average common
Shares (basic and diluted)     1,380,311      1,375,311      1,377,811      1,375,311

The accompanying notes are an integral part of this statement.

                                  GAMOGEN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                 Six months ended Aug 31,
                                                 -----------------------
                                                     2001        2000
                                                     ----        ----
Cash used in operating activities                 $(30,560)   $(29,175)

Financing activities:
         Change in due to/from affiliates                         (975)
         Reduction of note receivable               28,276          --
                                                  --------    --------

Cash provided by (used in) financing activities     28,276        (975)
                                                  --------    --------

Net (decrease) in cash                              (2,284)    (30,150)

Cash at beginning of period                          7,201      33,275
                                                  --------    --------

Cash at end of period                             $  4,917    $  3,125
                                                  ========    ========

Supplementary disclosure - cash payments for
Income taxes                                      $  1,400    $  3,037

The accompanying notes are an integral part of this statement.

                                  GAMOGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2001

Note 1 - BASIS OF PRESENTATION

The Company currently has no operations. The Company is seeking to serve as a vehicle to effect a merger or other business combination with an operating business; there is no assurance that this will be accomplished.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements pursuant to Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended August 31, 2001 are not necessarily indicative of the results that may be expected for the year ending February 28, 2002. For further information refer to the financial statements and footnotes included in Form 10-KSB for the yea ended February 28, 2001 filed by the Company.

Note 2 - SHAREHOLDERS' EQUITY

During the three months ended August 31, 2001, the Company issued 5,000 shares of common stock for services.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion, other than historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including when and if the Company may resume business operations. Consequently, actual results may vary from management's expectations.

Results of operation for the three and six months ended August 31, 2001 as compared to the three and six months ended August 31, 2000.

Operations

Since the sale of substantially all of its assets effective September 1999, the Company has no operations. General and administrative expenses were $11,770 for the three months ended August 31, 2001 and $29,298 for the six months ended August 31, 2001. For the three months and six months ended August 31, 2000 general and administrative expenses amounted to $17,295 and $17,564, respectively. The expenses represent legal, accounting and other costs primarily associated with corporate expenses and securities filings. No salaries are currently being paid to officers. Interest expense pertains to the note receivable.

Liquidity and Capital Resources

Because the Company has no operations, it has attempted to restrict administrative costs to minimal levels necessary to effect corporate and securities filings. The Company's sole activity is expected to be identifying and evaluating suitable business opportunities, which could result in a business combination. No assurance can be given that the efforts will be successful., or that other business transactions might not be considered.

PART II - OTHER INFORMATION

Item 1 through Item 5 - The answer to each item in none.

Item 6. Exhibits and Reports on Form 8-K.

        There were no Exhibits or Reports on Form 8-K filed during the quarter for which this report is filed.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

                                            GAMOGEN, INC


Dated:  September 25, 2001                  /s/ Jack Brehm
                                            --------------
                                            Jack Brehm
                                            Chief Financial Officer
                                            (Principal Accounting Officer)