Form 10QSB
period 2001-11-30
GAMOGEN INC
filed 2001-12-28
CIK 803034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF
    1934

                For the quarterly period ended November 30, 2001

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

Outstanding common stock, $.01 par value as of November 30, 2001: 1,380,311 shares

                                  GAMOGEN, INC.

                                TABLE OF CONTENTS


PART      I FINANCIAL INFORMATION

Item      1 Financial Statements (Unaudited)

          Consolidated balance sheet - November 30, 2001

          Consolidated statements of operations - Three months ended November 30, 2001 and 2000 and nine months ended November 30, 2001 and 2000

          Consolidated statements of cash flow - Nine months ended November 30, 2001 and 2000

          Notes to consolidated financial statements - November 30, 2001

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II   OTHER INFORMATION

          SIGNATURES

PART I - FINANCIAL INFORMATION

                                  GAMOGEN, INC.
                           CONSOLDIATED BALANCE SHEET
                                   (UNAUDITED)
                                November 30, 2001

ASSETS

CURRENT ASSETS

Cash                                                           $     8,444
                                                               -----------
TOTAL CURRENT ASSETS                                                 8,444

NOTE RECEIVABLE                                                    149,825
                                                               -----------

TOTAL ASSETS                                                   $   158,269
                                                               ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses                                               $     8,147
                                                               -----------
TOTAL CURRENT LIABILITIES                                            8,147

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized 1,000,000
Shares, none issued

Common stock, $.01 par value, authorized
50,000,000 shares, issued and outstanding
1,380,311 shares                                                    13,803
Additional paid-in capital                                       1,612,160
Accumulated (deficit)                                           (1,475,841)
                                                               -----------

TOTAL STOCKHOLDERS' EQUITY                                         150,122
                                                               -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                         $   158,269
                                                               ===========


The accompanying notes are an integral part of this statement.

                                  GAMOGEN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        Three months ended Nov. 30,      Nine months ended Nov. 30,
                                        ---------------------------     ---------------------------
                                           2001            2000             2001            2000
                                           ----            ----             ----            ----
NET SALES                                $   -         $     -          $     -          $    -

GENERAL AND

ADMINISTRATIVE

EXPENSES                                     12,319           2,622          41,617          20,186

INTEREST INCOME                               2,360           2,983           7,917           8,949
                                         ----------      ----------      ----------      ----------

INCOME (LOSS) BEFORE
INCOME TAXES                                 (9,959)            361         (33,700)        (11,237)

State income taxes                                              520           1,400           1,467
                                         ----------      ----------      ----------      ----------

NET LOSS                                 $   (9,959)     $     (159)     $  (35,100)     $  (12,704)
                                         ==========      ==========      ==========      ==========


LOSS PER COMMON

SHARE

Basic and diluted                        $    (0.01)     $      -0-      $    (0.03)     $   (0.01)

Weighted average common

Shares (basic and diluted)                1,380,311       1,375,311       1,380,311       1,375,311


The accompanying notes are an integral part of this statement.

                                  GAMOGEN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                  Nine months ended Nov.30,
                                                  -------------------------
                                                     2001         2000
                                                     ----         ----

Cash used in operating activities                  $(34,533)    $(25,844)

Financing activities

         Change in due to/from affiliates                           (975)
         Reduction of note receivable                35,776            0
                                                   --------     --------

Cash provided by (used in) financing activities      35,776         (975)
                                                   --------     --------

Net increase (decrease) in cash                       1,243      (26,819)

Cash at beginning of period                           7,201       33,275
                                                   --------     --------

Cash at end of period                              $  8,444     $  6,456
                                                   ========     ========

Supplemental disclosure - cash payments for
Income taxes                                       $  1,400     $  3,557


The accompanying notes are an integral part of this statement.

                                  GAMOGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2001

Note 1 - BASIS OF PRESENTATION

The Company currently has no operations. The Company is seeking to serve as a vehicle to effect a merger or other business combination with an operating business; there is no assurance that this will be accomplished.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements pursuant to Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended November 30, 2001 are not necessarily indicative of the results that may be expected for the year ending February 28, 2002. For further information refer to the financial statements and footnotes included in Form 10-KSB for the year ended February 28, 2001 filed by the Company.

Note 2 - STOCKHOLDERS' EQUITY

During the nine months ended November 30, 2001, the Company issued 5,000 shares of common stock for services.

Note 3 - SUBSEQUENT EVENTS

In December 2001, the Company entered into a letter of intent with CDMI Productions, Inc.("CDMI"), a newly formed development stage company organized to produce feature length motion pictures at low or moderate cost.

The letter of intent provides for the Company to spin off the shares of its wholly-owned subsidiary, Gyneco, Inc. Following the spin off, the letter of intent provides that the Company will issue 950,000 shares of common stock to its principal shareholder and 1,500,000 shares of the common stock to a principal of CDMI, in each case for a purchase price of $.10 per share. Further, the Company and a subsidiary of CDMI will merge and the Company will issue 2,169,689 shares of common stock in exchange for all the outstanding common shares of CDMI. The Company and CDMI presently contemplate that CDMI will become a wholly-owned subsidiary of the Company and the Company will change its name and trading symbol.

 At closing, the Company intends to pay its principal stockholder approximately $95,000 for services and expense reimbursement in connection with these transactions and prior matters. This amount, together with the payment of $55,000 in December 2001, will eliminate the Note Receivable.

(continued)

The closing of the transactions in the letter of intent is subject to certain conditions, including the signing of a definitive agreement and the distribution to the Company's shareholders of an information statement about these transactions, which will reflect the approval of the Company's majority shareholder. CDMI has had no revenues and limited capital at this time and anticipates that it will need to raise additional capital before it will commence production. At this time, there is no assurance that this transaction will be completed or that CDMI will be able to effectuate its business plan or generate revenues or earnings.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion, other than historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including when and if the Company may resume business operations. Consequently, actual results may vary from management's expectations.

RESULTS OF OPERATION FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2001 AS COMPARED TO THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2000.

Since the sale of substantially all of its assets effective September 1999, the Company has no operations. General and administrative expenses were $12,319 for the three months ended November 30, 2001 and $41,617 for the nine months ended November 30, 2001. For the three months and nine months ended November 30, 2000 general and administrative expenses amounted to $2,622 and $20,186, respectively. The expenses represent legal, accounting and other costs primarily associated with corporate expenses and securities filings. No salaries are currently being paid to officers. Interest income pertains to the note receivable.

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

        Form 8-K was filed December 19, 2001, with respect to Item 1.






                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

                                                              GAMOGEN, INC


Dated:  December 28, 2001                         /s/ Jack Brehm
                                                  -----------------------------
                                                  Jack Brehm
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)