Form 10KSB
period 2002-02-28
GAMOGEN INC
filed 2002-06-10
CIK 803034

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------
                                   FORM 10-KSB

                                   (Mark One)

              [X]  ANNUAL REPORT UNDER SECTION 13 or 15(d) of the
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended February 28, 2002

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

     Check here if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB. [ ]

       Registrant had no revenues during the year ended February 28, 2002.

     Aggregate market value of Registrant's voting and non-voting common equity held by non-affiliates as of May 1, 2002: $130,000.

     At February 28, 2002, Registrant had outstanding 1,380,311 shares of common stock, $.01 par value.

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

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10   Executive Compensation

Item 11   Security Ownership of Certain Beneficial Owners and Management

Item 12   Certain Relationships and Related Transactions

Item 13   Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS

PART I

ITEM 1. Description Of Business

Gamogen, Inc. ("Registrant" or the "Company") was incorporated under the laws of the State of New York, on March 17, 1986, by its parent company, Repro-Med Systems, Inc. for the purpose of acquiring, developing and marketing medical products for use in the treatment of impotence. In September 1986, Registrant acquired, by assignment from Repro-Med, Dr. Adrian Zorgniotti and Andrew Sealfon, all rights to an injectable drug combination treatment for male impotence and two related products: a drug intermixing delivery system and an implantable prosthesis for dispensing drugs. The assignment of these three products included rights to all related technology and products. On May 27, 1987, Registrant acquired the rights to certain gynecological products which it assigned to its Gyneco, Inc. subsidiary which immediately commenced manufacturing and marketing a line of gynecological products through US and foreign distributors, US hospitals and private physicians.

During 2000 and 1999 the Gyneco subsidiary accounted for 100% of Gamogen's consolidated sales. The Gyneco products include the Thermal Cautery System for tubal ligation and the Masterson Endometrial Biopsy System. Gyneco's products are governed by the FDA's regulations for Class II medical devices. A portion of Gyneco's sales came from royalties paid by its affiliate Repro-Med. These royalties began in fiscal 1993, when Repro-Med began compensating Gyneco for the use of certain tooling and parts of Gyneco's proprietary design. Payments to Gyneco totaled $11,728 in 2000. There have been no payments to Gyneco in 2001 or 2002.

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

On or about November 8, 1999, Southridge Group LLC ("Southridge"), a limited liability company organized under the laws of Nevada, purchased 649,200 shares of common stock, constituting approximately 52.78% of the then issued and outstanding capital stock of Registrant, from Repro-Med Systems, Inc. Southridge paid Repro-Med an aggregate of $263,564 consisting of cash in the amount of $80,000 and a promissory note in the amount of $183,564 ("Note") guaranteed by Yale Farar, the principal of Southridge.

Concurrent with Southridge's purchase of the shares from Repro-Med, Gamogen sold substantially all of its assets to Repro-Med in exchange for the Note. In connection with this transaction, Gamogen delivered general releases to its directors, who were at that time also directors of Repro-Med.

As a result of the sale of substantially all of its assets, Registrant currently has no operations and became a development stage company. Southridge purchased the shares from Repro-Med for the purpose of gaining control of Registrant and thereafter for the purpose of seeking to have Registrant serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination ("Business Combination") with an operating business. No assurance can be given that Registrant, or Southridge on behalf of Registrant, will be able to effect a Business Combination.

Registrant, on January 8, 2002 entered into an Agreement and Plan of Merger ("Agreement"). Among other things, the Agreement provides (1) for the sale by the Registrant at $0.10 per share of 950,000 shares of its common stock to Southridge and 1,500,000 shares of its common stock to the parent company of CDMI Productions, Inc. ("CDMI"), and (2) the issuance by the Registrant of 2,169,689 shares of its common stock for all the outstanding shares of CDMI. In addition, the Agreement provided that Southridge make a payment of $55,000 on its note to the

Registrant and further, that the Registrant pay Southridge a fee for investment banking and similar services in the amount of approximately $96,000 which would be offset against the note and reduce the unpaid balance to zero. The Agreement further provides that the Registrant would change its name to CDMI Productions, Inc. Closing is subject to certain condition and there is no assurance that the transaction will be consummated. The transactions in the Agreement will be more fully described in the Registrant's information statement which it will distribute to stockholders before the meeting to approve those transactions.

CDMI is a development stage company that was organized in November 2001. It intends to produce feature length motion pictures at low or moderate cost. CDMI proposes to enter into distribution agreements with domestic theatrical, European theatrical, video, DVD, Internet, and international theatrical distribution markets. In addition, CDMI proposes to provide sound stages, production facilities as well as specialized equipment to the entertainment industry. CDMI's assets will include an option (exercisable to January 2003) to purchase, for $100, a 20% interest in a production facility in Portugal. CDMI's proposed business, and certain related risk factors, will be described in the Registrant's information statement relating to proposed merger with CDMI.

ITEM 2. Description Of Property

As of February 28, 2002, Registrant did not and currently does not own or lease any real property.

Registrant's current address and telephone number are:

Gamogen, Inc.
1930 Village Center Circle, Suite 3-83
Summerlin Nevada 89134
(702) 615-5922

Registrant currently does not have, and as of February 28, 2002, did not have any tangible fixed assets.

ITEM 3. Legal Proceedings

None.

ITEM 4. Submission of Matters To A Vote Of Security Holders

No matters were submitted to a vote of security holders in the fourth quarter of the year ended February 28, 2002. The Company has an information statement pending with the SEC covering a proposed merger with CDMI Productions, Inc., however, the meeting described in that information statement has not been held. That information statement will be distributed to the Company's stockholders before the meeting to approve the merger with CDMI.

PART II

ITEM 5. Market for Company's Common Equity and Related Stockholder Matters

Gamogen is authorized to issue 50,000,000 shares of common stock, $.01 par value, of which 1,380,311 shares were issued and outstanding as of February 28, 2002. On that date, the Company's common stock was held by approximately 145 beneficial owners.

To our knowledge there has been only minimal trading in Gamogen common stock for the calendar years ended December 2000 and December 2001. Our common stock is traded on the Over-The-Counter Bulletin Board market under the symbol "GAMN." The following table sets forth the high and low closing bid quotations for the common stock as reported by Pink Sheets, LLC and the NASDAQ Historical Data Service for the periods indicated. These quotations represent interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                             YEAR ENDED                 YEAR ENDED
                           DECEMBER 31, 2000         DECEMBER 31, 2001
                                         (Amounts in $)
                             High        Low       High          Low
     1st Quarter              0.01        0.01      1.75      0.34375
     2nd Quarter              None        None       0.3          0.3
     3rd Quarter              0.11        0.08      0.47         0.35
     4th Quarter            0.3125      0.3125     0.455         0.25

Gamogen has not declared or paid any cash dividends on our common stock and does not anticipate that any cash dividends will be paid in the foreseeable future.

Recent Sales of Unregistered Securities
---------------------------------------

During the 2001 fiscal year, we made the following sales of stock without registration under the Securities Act of 1933 (the "Securities Act"):

o We issued shares of the Company's common stock to the following persons, for the consideration set forth below:

     o 1,500,000 shares of common stock to Southridge for a total purchase price of $30,000.
     o 50,000 shares of common stock to Aaron A. Grunfeld for a total purchase price of $1,000.
     o   10,000 shares of common stock to Jack Brehm for services.
     o   10,000 shares of common stock to Harold Fleischman for services.

In each of the transactions described above:

o We did not use any underwriters or brokers and we paid no commissions or underwriting discounts.

o Wherever we received cash consideration, we used the proceeds for working capital and other general corporate purposes.

o These transactions were exempt from registration under the Securities Act pursuant to Section 4(2) of that Act, on the basis of one or more of the following factors: we made the offers and sales to a limited number of sophisticated investors each of whom was a director or officer of the Company or had a close business relationship with the Company, without public advertising or solicitation; each investor had access to material information about the Company and the opportunity to obtain further information; each investor acquired the securities for investment and not with a view to resale or distribution thereof; and the certificates representing the shares bear a legend restricting their transfer except in compliance with applicable securities laws.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion, with the exception of historical financial information, may consist of forward looking statements that involve risks and uncertainties, including whether and when Registrant may resume business operations. Consequently, actual results may vary from management's expectations.

Results of Operations
---------------------

Year ended February 28, 2002, as compared to the year ended February 28, 2001
-----------------------------------------------------------------------------

Selling, general and administrative expenses were $97,376 for the year ended February 28, 2002, compared to $28,817 for the prior year, an increase of $68,559. The increase is principally for legal services in connection with the proposed transaction with CDMI Productions, Inc.

Interest income decreased to $9,304 in fiscal 2002, compared to $11,932 for the prior year. The decrease was the result of the reduction of the note receivable from Southridge.

Net loss for the year ended February 28, 2002 was $89,872, compared to $18,872 for the year ended February 28, 2001. The increased loss was the result of the increased expenses and decreased interest income discussed in the two preceding paragraphs.

Year ended February 28, 2001, as compared to the year ended February 29, 2000
-----------------------------------------------------------------------------

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

Liquidity and Capital Resources
-------------------------------

Because Registrant has no operations, it has attempted to restrict administrative costs principally at minimal levels necessary to effect corporate and securities filings. Registrant's sole activity is expected to be identifying and evaluating suitable business opportunities, which could result in a Business Combination. No assurance can be given that Registrant will be successful in its efforts, or that other types of business transactions might not be considered. The Registrant has entered into an Agreement with CDMI, as described above. Consummation of the transactions in the Agreement will result in a change of control of Registrant and Registrant entering into a new business. These transaction will be described in the Registrant's information statement which will be distributed before the stockholders' meeting to approve the transaction.

Accounting Policies
-------------------

All critical accounting policies have been disclosed in the accompanying financial statements.

ITEM 7. Financial Statements

                         Report of Independent Auditors


Board of Directors and Stockholders
Gamogen, Inc.

We have audited the accompanying consolidated balance sheet of Gamogen, Inc. (a development stage company) as of February 28, 2002, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the two years in the period ended February 28, 2002 and for the period from September 1, 1999 through February 28, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gamogen, Inc. at February 28, 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended February 28, 2002 and for the period from September 1, 1999 through February 28, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming Gamogen, Inc. will continue as a going concern. As more fully described in Note 1, Gamogen, Inc. had negative cash flow from operations of $51,878 and has incurred a net loss of $89,872 for the year ended February 28, 2002. These losses have adversely affected Gamogen' Inc.'s working capital position. These matters raise substantial doubt about Gamogen, Inc.'s ability to continue as a going concern. Management's plans in regard to these matters are more fully described in Note 1. Accordingly, the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount or classification of liabilities that may result from the outcome of this uncertainty.



                                                      /s/ Ernst & Young LLP

Los Angeles, California
May 14, 2002

                                  GAMOGEN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                FEBRUARY 28, 2002


ASSETS

CURRENT ASSETS

Cash and cash equivalents                               $   120,138

Advance to CDMI Productions, I                               15,000
                                                        -----------
TOTAL CURRENT ASSETS                                    $   135,138
                                                        ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

Accrued expenses                                        $    41,000
                                                        -----------

TOTAL CURRENT LIABILITIES                                    41,000

Advance for purchase of common stock                         95,000

STOCKHOLDERS' DEFICIENCY (Notes 1 and 2)

Preferred stock, $.01 par value, authorized 1,000,000
  shares, none issued
Common stock, $.01 par value, authorized
  50,000,000 shares, issued and outstanding
  1,380,311 shares                                           13,803
Additional paid-in capital                                1,612,160
Deficit accumulated during the development stage           (123,114)
Accumulated deficit                                      (1,407,499)
Note receivable from stockholder                            (96,212)
                                                        -----------

TOTAL STOCKHOLDERS' DEFICIENCY                                 (862)
                                                        -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIENCY                                              $   135,138
                                                        ===========

The accompanying notes are an integral part of this statement.


                                  GAMOGEN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Cumulative
                                          Year ended February 28,    Sept. 1, 1999
                                        --------------------------        to
                                           2002           2001       Feb. 28, 2002
                                        -----------    -----------    -----------
Revenues                                $      --      $      --      $      --

Selling, general and administration
  expenses                                   97,376         28,817        142,063

Interest income                               9,304         11,932         24,736
                                        -----------    -----------    -----------

Loss before income taxes                    (88,072)       (16,885)      (117,327)

Provision for state income taxes
    (Note 3)                                  1,800          1,987          5,787
                                        -----------    -----------    -----------

Net loss                                $   (89,872)   $   (18,872)   $  (123,114)
                                        ===========    ===========    ===========

LOSS PER COMMON SHARE (Note 1):
Basic and diluted                             (0.07)   $     (0.01)   $     (0.12)

Weighted average common shares (basic
and diluted)                              1,377,311      1,375,311      1,022,226

The accompanying notes are an integral part of this statement.

                                  GAMOGEN, INC.
                          (A DEVELOPMENT STATE COMPANY)
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
               Period from September 1, 1999 to February 28, 2002

                                                                   Deficit
                                                                 Accumulated                          Note
                              Common stock         Additional    During the                        Receivable
                              ------------          Paid-in      Development       Accumulated        from
                           Shares       Amount      Capital         Stage            Deficit       Stockholder          Total
                           ------       ------      -------         -----            -------       -----------          -----
Balance
Sept. 1, 1999            2,750,000     $27,500     $1,597,963                      $(1,407,499)     $(187,064)        $30,900
Net loss period
Sept. 1, 1999
To Feb 28, 2000                                                    $(14,370)                                          (14,370)
                        ---------------------------------------------------------------------------------------------------------
Balance Feb.
29,2000                  2,750,000      27,500      1,597,963       (14,370)        (1,407,499)      (187,064)         16,530
Net loss year
ended Feb.
28, 2001                                                            (18,872)                                          (18,872)
Reduction in
note receivable
from shareholder                                                                                        6,037           6,037
Reverse two
for one
stock split             (1,374,689)   (13,747)         13,747                                                              --
                        ---------------------------------------------------------------------------------------------------------
Balance Feb.
28, 2001                 1,375,311      13,753      1,611,710       (33,242)        (1,407,499)      (181,027)          3,695
Net loss year ended Feb.
28, 2002                                                            (89,872)                                          (89,872)
Reduction in
note receivable
from shareholder                                                                                       84,815          84,815
Issuance of
common stock
for services                 5,000          50            450                                                             500
                        ---------------------------------------------------------------------------------------------------------
Balance Feb.
28, 2002                 1,380,311     $13,803     $1,612,160     $(123,114)       $(1,407,499)      $(96,212)        ($  862)
                         =========     =======     ==========     =========        ===========       ========         =======

The accompanying notes are an integral part of this statement.

                                  GAMOGEN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Cumulative
                                                                                      Sept. 1, 1999
                                                         Year ended February 28,            to
                                                            2002         2001         Feb 28, 2002
                                                         ----------   ----------       ----------
OPERATING ACTIVITIES
Net loss                                                 $ (89,872)   $ (18,872)       $(123,114)
Adjustments to reconcile net loss
  to cash used in operating activities:
         Common stock issued for services                      500                           500
           Changes in operating assets and liabilities
           Change in due to officer                                      (1,081)
           Accrued expenses                                 37,494      (12,158)          64,166
                                                         ---------    ---------        ---------
Cash used in operating activities                          (51,878)     (32,111)         (58,448)
                                                         ---------    ---------        ---------

INVESTING ACTIVITIES
         Advance in connection with merger                 (15,000)                      (15,000)
         Note receivable from sale of operating
           assets                                                         6,037         (177,527)
                                                         ---------    ---------        ---------
Cash (used in) provided by investing activities            (15,000)       6,037         (192,527)
                                                         ---------    ---------        ---------
FINANCING ACTIVITIES
         Borrowings from affiliates                                                       51,890
         Issuance of common stock                                                         33,400

         Cash received for payment of
          note receivable                                   84,815                        84,815
          Cash advance received for purchase
            of common stock                                 95,000                        95,000
                                                         ---------    ---------        ---------
Cash provided by (used in) by financing activities         179,815                       265,105
                                                         ---------    ---------        ---------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                     112,937      (26,074)          14,130
Cash  and cash equivalents
  at beginning of period                                     7,201       33,275          106,008
                                                         ---------    ---------        ---------
CASH  AND CASH EQUIVALENTS
  AT END OF YEAR                                         $ 120,138    $   7,201        $ 120,138
                                                         =========    =========        =========

Supplemental disclosures:
   Cash payments for income taxes                        $     800    $   4,087        $   4,207

The accompanying notes are an integral part of this statement.


                                  GAMOGEN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2002

Note 1 - Organization and Summary of Significant Accounting Policies

A. Organization - Gamogen, Inc. ("Company") was incorporated on March 17, 1986. Since September 1999 the Company had no operations. Certain costs and expenses recorded in the Company's quarter ended September 30, 1999 related to divestitures made in September 1999 and have been excluded from the deficit accumulated during the development stage.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Gyneco, Inc. Intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared on a going-concern basis which contemplates the realization of assets, and the satisfaction of liabilities in the normal course of Gamogen, Inc.'s business. The Company's ability to continue as a going concern is dependent upon various factors including, among others, its ability to raise additional debt or equity financing. During the year ended February 28, 2002, Gamogen, Inc. had negative cash flow from operations of $51,878 and incurred a net loss of $89,872. These losses have adversely impacted Gamogen, Inc.'s working capital position. Management believes that the Company will be able to raise additional debt or equity financing or reduce operating expenses, which will be sufficient to sustain anticipated operations through February 28, 2003. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount or classification of liabilities that may result from the outcome of this uncertainty.

On January 8, 2002, the Company entered into an Agreement and Plan of Merger ("Agreement"). The closing is subject to certain conditions and there is no assurance that the merger will take place. If the merger is consummated based on the terms presently contemplated the following transactions are expected to take place.

     1. The Company will sell 950,000 shares of common stock to its principal shareholder and 1,500,000 shares to the parent company of CDMI Productions, Inc. ("CDMI") at closing, in each case for $0.10 per share.

     2. The Company received $55,000 in December 2001 as a partial payment of a note receivable from its principal shareholder. At closing, the balance of the note will be credited for investment banking and similar services provided. The note bears interest at 6 1/2 % a year and is due in November 2002.

     3. The Company will issue 2,169,689 shares of common stock in exchange for all the outstanding shares of CDMI, which will become a wholly owned subsidiary of the Company.

     4.  The Company will change its name to CDMI Productions, Inc.

CDMI is a development stage company. It intends to develop and produce full length motion pictures possibly through autonomous partnerships or other entities. CDMI has not begun production of any movie at this time. Further, CDMI may provide sound stages, production facilities as well as specialized equipment to the entertainment industry; at date of closing, substantially all of CDMI's assets consisted of such equipment.

CDMI will require substantial additional funds in order to develop and produce motion pictures, product development, marketing and ongoing operations. There is no assurance that such financing will be available or at terms which the Company can meet.

B. Earnings per share - Earnings per share amounts are presented in accordance with Statement of Financials Accounting Standards No. 128 "Earnings Per Share". Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Per share information has been retroactively adjusted for the effect of the December 2000 reverse stock split. Basic and diluted earnings per share are the same as there are no outstanding common stock equivalents.

C. Cash and cash equivalents - Cash and cash equivalents consist of highly liquid debt investments with original maturity dates of three months or less and deposits in money market accounts.

D. Use of estimates - The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and, accordingly, include amounts that are based on management's best estimates and judgements. The actual results could differ from those estimates.

E. Reclassifications - Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

Note 2 - Stockholders' Equity

In December 2000, the Company's stockholders approved (i) an increase in authorized common stock from 4,000,000 shares to 50,000,000 shares and authorized 1,000,000 shares of preferred stock, $.01 par value and (ii) a one for two reverse stock split of the outstanding common stock. Reference to common stock activity before the distribution of the related split has not been restated unless otherwise noted. All activity after the distribution date reflects the stock split.

Note 3 - Income Taxes

At February 28, 2002, the Company had cumulative federal net operating losses of approximately $2,000,000. The losses began to expire February 28,2002. No benefit has been provided in the financial statements for this deferred asset as a full valuation allowance has been provided.

As a result of the change in ownership prior to February 29, 2000 the amount of net operating losses available to the Company is substantially limited. Further, if the Company does not continue the same line of business for a period of two years, the available net operating loss cannot be utilized.

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

PART III

ITEM 9. Directors, Executive Officers, Promoters And Control Persons: Compliance With Section 16(A) Of The Exchange Act

Gamogen's current directors and executive officers are as follows:

     o Aaron A. Grunfeld (age 55). Mr. Grunfeld has served as Gamogen's President and as a Director since 1999. Mr. Grunfeld is a member of the State Bar of California and has practiced law in that State for more than 25 years. For the last five years, Mr. Grunfeld has worked at the Los Angeles firm of Resch Polster Alpert & Berger LLP.

     o Harold Fleischman (age 60). Mr. Fleischman has served as a Director of Gamogen since 1999. Mr. Fleischman is a member of the State Bar of California and has practiced law in that State for more than 26 years. For the last five years, Mr. Fleischman has worked in private practice at the Encino Law Center.

     o Jack Brehm (age 73). Mr. Brehm has served as Gamogen's Chief Financial Officer and a Director since 1999. Mr. Brehm was with Ernst & Young LLP for over 35 years until his retirement as a partner of the firm in 1988. For the last five years, Mr. Brehm has provided financial and business consulting service to various entities.

Each director holds office for a one-year term or until his successor has been elected and qualified at the annual meeting of Registrant's shareholders. (The Registrant expects that, in connection with the CDMI merger, new directors and officers will be elected. Their backgrounds will be described in the information statement to be distributed in connection with the stockholders' meeting relating to those transactions.) The members of the Board of Directors serve without remuneration. Corporate officers are appointed by the Board of Directors and serve at the discretion of the Board.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Company's officers, directors and beneficial owners of more than 10% of any class of its equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 ("Reporting Persons") are required to file reports of ownership and changes in beneficial ownership of the Company's equity securities with the SEC. Copies of those reports must also be furnished to the Company. Based solely on a review of the copies of reports furnished to the Company pursuant to that Act, the Company believes that during the fiscal year ended February 28, 2002 all filing requirements applicable to Reporting Persons were complied with.

ITEM 10. Executive Compensation

The following table discloses the compensation paid to Gamogen's executive officers:

                           SUMMARY COMPENSATION TABLE

----------------------------------------------------------------------------------------------------------------------
                                                                                  Long Term Compensation
----------------------------------------------------------------------------------------------------------------------
                                                                             Awards                  Payouts
----------------------------------------------------------------------------------------------------------------------
                                                          Other       RestrictedSecurities
  Name and Principal                                      Annual      Stock     Underlying   LTIP         All Other
       Position          Year     Salary     Bonus     Compensation   Award       Options    Payment    Compensation
                                   ($)        ($)          ($)        (s) ($)       ($)         ($)          ($)
----------------------------------------------------------------------------------------------------------------------
Harold Fleischman,      2001        --         --           --        $1,050(1)     --          --           --
Incumbent Director
                        2002        --         --           --           --         --          --           --
----------------------------------------------------------------------------------------------------------------------
Jack Brehm, CFO         2001        --         --       $3,250(2)     $1,050(1)     --          --           --
Incumbent Director
                        2002        --         --       $4,500(2)        --         --          --           --
----------------------------------------------------------------------------------------------------------------------

(1) In September, 2001, the executive received 2,500 shares of Gamogen, Inc. common stock in consideration for services rendered. The highest bid during that quarter was $0.42.

(2)  Mr. Brehm received consulting fees.

Registrant reimburses officers and directors for travel and other expenses incurred on behalf of Registrant. Registrant does not have a pension or profit sharing plan.

ITEM 11. Security Ownership Of Certain Beneficial Owners And Management

The persons set forth on the chart below are known to Registrant to be the beneficial owners of more than five percent of Registrant's outstanding voting common stock as of February 28, 2002. Information concerning the number and percentage of shares of voting common stock of Registrant owned on record and beneficially by management is set forth on the chart below:

NAME AND ADDRESS OF                  AMOUNT AND NATURE OF        PERCENT        RELATIONSHIP
BENEFICIAL OWNER                     BENEFICIAL OWNERSHIP        OF CLASS       TO COMPANY
Southridge Group, LLC (1)                  1,051,100                76%        Stockholder
c/o Aaron A. Grunfeld
10390 Santa Monica Blvd.
Fourth Floor
Los Angeles, CA 90025

Aaron A. Grunfeld (2)                         25,000               1.8%        President, Director
10390 Santa Monica Blvd.
Fourth Floor
Los Angeles, CA 90025

Harold Fleischman                              7,500              0.05%        Director
& Ruth Fleischman JT TEN
15915 Ventura Blvd.,
Suite 301
Encino, CA 91436

Jack Brehm                                     7,500              0.05%        Chief Financial
& Gilda Brehm Trust UA                                                         Officer, Director
12/03/85
19501 Greenbriar Drive
Tarzana, CA 91356

All incumbent directors and officers as       40,000               2.9%
a group (3 individuals)

(1) Under rules and regulations promulgated by the SEC, shares owned by Southridge Group, LLC are deemed to be beneficially owned by Mr. Yale Farar as Manager of Southridge Group, LLC.

(2) Mr. Grunfeld has had a business relationship with Mr. Farar for over 30 years and has represented Mr. Farar in various legal matters. Mr. Grunfeld disclaims beneficial ownership of any shares owned by Southridge Group, LLC.

ITEM 12. Certain Relationships and Related Transactions

During the year ended February 28, 2002, Southridge Group LLC paid Registrant $94,120 towards interest and principal on the Note.

ITEM 13. Exhibits and Reports on Form 8-K

The following is a list of exhibits filed as part of this Form 10-KSB.


Exhibit No.      Description
-----------      -----------
2                Amended and Restated Agreement and Plan of Merger dated
                 January 8, 2002

3(i)             Articles of Incorporation

3(ii)            Bylaws

10               Assignable Promissory Note

21               Subsidiaries of the Registrant


On December 20, 2001, Registrant filed a Report on Form 8-K announcing execution of a letter of intent with CDMI. On January 9, 2002, Registrant filed a Report on Form 8-K announcing the execution of the Agreement with CDMI.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMOGEN, INC.

/s/ Aaron A. Grunfeld
----------------------
Aaron A. Grunfeld, Director
and Chief Executive Officer

Dated: June 7, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature                 Title                                     Date
---------                 -----                                     ----
/s/ Harold Fleischman     Director                                  June 7, 2002
-----------------------
Harold Fleischman

/s/ Jack Brehm            Director; Chief Financial Officer         June 7, 2002
-----------------------   (principal financial and accounting
Jack Brehm                officer)

EXHIBITS

Exhibit No.            Description
-----------            -----------

2                      Amended and Restated Agreement and Plan of Merger dated
                       January 8, 2002

3(i)                   Articles of Incorporation

3(ii)                  Bylaws

10                     Assignable Promissory Note

21                     Subsidiaries of the Registrant