Form 10QSB
period 2002-05-31
GAMOGEN INC
filed 2002-07-09
CIK 803034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WAHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES ACT OF 1934


                   For the quarterly period ended May 31, 2002


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


Outstanding common stock, $.01 par value as of May 31, 2002: 1,380,311 shares

                                  GAMOGEN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                TABLE OF CONTENTS

PART I       FINANCIAL INFORMATION

Item 1       Financial Statements (Unaudited)

             Consolidated balance sheet - May 31, 2002

             Consolidated statements of operations - Three months ended May 31, 2002 and 2001 and Cumulative September 1, 1999 to May 31, 2002

             Consolidated statements of cash flow - Three months ended May 31, 2002 and 2001 and Cumulative September 1, 1999 to May 31, 2002

             Notes to consolidated financial statements - May 31, 2002

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II      OTHER INFORMATION

             SIGNATURES

PART I - FINANCIAL INFORMATION

                                  GAMOGEN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                  May 31, 2002

ASSETS

CURRENT ASSETS
Cash                                                                $     1,948
                                                                    -----------
TOTAL CURRENT ASSETS                                                      1,948

ADVANCES TO CDMI PRODUCTIONS, INC                                       125,000
                                                                    -----------

TOTAL ASSETS                                                        $   126,948
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accrued expenses                                                    $    62,930
Note payable-related party - Note 2                                      15,000
                                                                    -----------
TOTAL CURRENT LIABILITIES                                                77,930

Advance for purchase of common stock by principal shareholder            95,000

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.01 par value, authorized 1,000,000 shares, none issued

Common stock, $.01 par value, authorized
50,000,000 shares, issued and outstanding
1,380,311 shares                                                         13,803
Additional paid-in capital                                            1,612,160
Deficit accumulated during the development stage                       (166,662)
Accumulated deficit                                                  (1,407,499)
Note receivable from stockholder                                        (97,784)
                                                                    -----------

TOTAL STOCKHOLDERS' DEFICIENCY                                          (45,982)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIENCY                                                          $   126,948
                                                                    ===========


The accompanying notes are an integral part of this statement.

                                  GAMOGEN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                 Cumulative
                                                              Sept. 1, 1999 to
                                  Three months ended May 31,    May, 31,2002
                                  --------------------------    ------------
                                      2002           2001
                                      ----           ----

NET REVENUES                        $     -         $     -         $     -

GENERAL AND
ADMINISTRATIVE
EXPENSES                               45,120          17,528         187,183

INTEREST INCOME                         1,572           2,940          26,308
                                    ---------       ---------       ---------

LOSS BEFORE
INCOME TAXES                          (43,548)        (14,588)       (160,875)

State income taxes                          0             800
                                    ---------       ---------       ---------
                                                                        5,787

NET LOSS                            $ (43,548)      $ (15,388)      $(166,662)
                                    =========       =========       =========
LOSS PER COMMON
SHARE                                  $(0.03)         $(0.01)         $(0.16)
Basic and diluted

Weighted average common
Shares (basic and diluted)          1,380,311       1,375,311       1,054,799



The accompanying notes are an integral part of this statement.

                                  GAMOGEN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Cumulative
                                                                             Sept. 1, 1999
                                               Three months ended May 31,   to May 31, 2002
                                               --------------------------   ---------------
                                                  2002           2001
                                                  ----           ----
Cash used in operating activities              $ (20,120)     $ (10,610)       $ (78,568)
                                               ---------      ---------        ---------

Investing activities:
         Advance in connection with merger      (113,070)                       (128,070)
                                               ---------                       ---------

Cash used in investing activities               (113,070)                       (128,070)
                                               ---------                       ---------

Financing activities:
         Borrowings from affiliates                                               51,890
         Issuance of common stock                                                 33,400
         Changes in note receivable -
           principal shareholder                                  6,276          (92,712)
         Cash advance received for purchase                                       95,000
           of common stock
         Borrowing from related party             15,000              0           15,000
                                               ---------      ---------        ---------

Cash provided by financing activities             15,000          6,276          102,578
                                               ---------      ---------        ---------

Net decrease in cash and cash
         equivalents                            (118,190)        (4,334)        (104,060)

Cash and cash equivalents at
         beginning of period                     120,138          7,201          106,008
                                               ---------      ---------        ---------

Cash and cash equivalents at
         end of period                         $   1,948      $   2,867        $   1,948
                                               =========      =========        =========

Supplemental disclosure -
  cash payments for income taxes               $       0      $     800        $   4,207





The accompanying notes are an integral part of this statement.

                                  GAMOGEN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002

Note 1 - BASIS OF PRESENTATION

The Company currently has no operations. The Company is seeking to serve as a vehicle to effect a merger or other business combination with an operating business; there is no assurance that this will be accomplished.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements pursuant to Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended May 31, 2002 are not necessarily indicative of the results that may be expected for the year ending February 28, 2003. For further information refer to the financial statements and footnotes included in Form 10-KSB for the year ended February 28, 2002 filed by the Company.

The consolidated financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of Gamogen, Inc.'s business. The Company's ability to continue as a going concern is dependent on various factors including, among others, its ability to raise additional debt or equity financing. During the three months ended May 31, 2002, Gamogen, Inc. continued to have negative cash flow from operations and a net loss. These losses have adversely impacted the Company's working capital position. Management believes that the Company will be able to raise additional debt or equity financing or reduce operating expenses, which will be sufficient to sustain operations through the end of the fiscal year. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount or classification of liabilities that may result from the outcome of the uncertainty.

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

     4.   The Company will change its name to CDMI Productions, Inc.

CDMI is a development stage company. It intends to develop and produce full-length motion pictures possibly through autonomous partnerships or other entities. CDMI has not begun production of any movie at this time. Further, CDMI may provide sound stages, production facilities as well as specialized equipment to the entertainment industry; at date of closing, substantially all of CDMI's assets consisted of such equipment.

CDMI will require substantial additional funds in order to develop and produce motion pictures, product development, marketing and ongoing operations. There is no assurance that such financing will be available or at terms which the Company can meet.


Note 2 - NOTE PAYABLE - RELATED PARTY

The note is from the Company's principal stockholder, bears interest at 3% a year and is due in May 2003.











Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion, other than historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including when and if the Company may resume business operations. Consequently, actual results may vary from management's expectations.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2002 AS COMPARED TO THE THREE MONTHS ENDED MAY 31, 2001.

Since the sale of substantially all of its assets effective September 1999, the Company has no operations. General and administrative expenses were $45,120 for the three months ended May 31, 2002 and $17,528 for the three months ended May 31, 2001. The expenses represent legal, accounting and other costs primarily associated with corporate expenses and securities filings as well as the costs associated with the proposed merger. The increase of $27,592 in the first quarter of the current fiscal year compared to the same period last year is principally the additional legal fees for the proposed merger. No salaries are currently being paid to officers. Interest income pertains to the note receivable.

Liquidity and Capital Resources

Because the Company has no operations, it has attempted to restrict administrative costs to minimal levels necessary to effect corporate and securities filings as well as the costs associated with the proposed merger. The Company's sole activity is expected to be identifying and evaluating suitable business opportunities, which could result in a business combination. No assurance can be given that the efforts will be successful, or that other business transactions might not be considered.







PART II - OTHER INFORMATION

Item 1 through Item 5 - The answer to each item in none.

Item 6. Exhibits and Reports on Form 8-K.

         None.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.


                                               GAMOGEN, INC


Dated:  July 9, 2002                           /s/ Jack Brehm
                                               --------------
                                               Jack Brehm
                                               Chief Financial Officer
                                               (Principal Accounting Officer)