Form 10QSB
period 2002-08-31
GAMOGEN INC
filed 2002-10-08
CIK 803034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

                 For the quarterly period ended August 31, 2002

                         Commission File Number 0-15382

                             CDMI PRODUCTIONS, INC.
                    (Exact name as specified in its charter)

         New York                                          13-3341562
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                          Identification No.)

3111 N. Kenwood St.
Burbank, CA                                                    91505
(Address of principal executive office)                      (Zip Code)

Registrant's telephone number:              (818) 525-5200

Gamogen, Inc.
(Former name)


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the last 12 months (or for shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

Outstanding common stock, $.01 par value as of September 20, 2002: 6,000,000 shares

                             CDMI PRODUCTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                TABLE OF CONTENTS

PART I            FINANCIAL INFORMATION

Item 1            Consolidated Financial Statements (Unaudited)

                  Consolidated balance sheet - August 31, 2002

                  Consolidated statements of operations - Three months and six months ended August 31, 2002 and 2001 and Cumulative September 1, 1999 to August 31, 2002

                  Consolidated statements of cash flow - Six months ended August 31, 2002 and 2001 and Cumulative
                  September 1, 1999 to August 31, 2002

                  Notes to consolidated financial statements - August 31, 2002

Item 2            Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3            Controls and Procedures

PART II           OTHER INFORMATION

Item 5            Other Information

Item 6            Exhibits and Reports on Form 8-K

                  SIGNATURES

PART I - FINANCIAL INFORMATION

                             CDMI PRODUCTIONS, INC.
                            (formerly GAMOGEN, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 August 31, 2002

ASSETS

CURRENT ASSETS
Cash                                                                   $         6,674
                                                                                 -----
TOTAL CURRENT ASSETS                                                             6,674

ADVANCES TO CDMIP - DELAWARE - Note 1                                          128,000
                                                                               -------
TOTAL ASSETS                                                           $       134,674
                                                                            ==========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accrued expenses                                                       $        76,141
Note payable-related party - Note 2                                             28,280
                                                                               -------
TOTAL CURRENT LIABILITIES                                                      104,421

ADVANCE FOR PURCHASE OF COMMON STOCK - Note 1                                   95,000

STOCKHOLDERS' DEFICIENCY - Note 1
Preferred stock, $.01 par value, authorized 1,000,000
  shares, none issued
Common stock, $.01 par value, authorized
  50,000,000 shares, issued and outstanding 1,380,311 shares                    13,803
Additional paid-in capital                                                   1,612,160
Deficit accumulated during the development stage                              (283,211)
Accumulated deficit                                                         (1,407,499)
                                                                            ----------

TOTAL STOCKHOLDERS' DEFICIENCY                                                 (64,747)
                                                                               -------
TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIENCY                                                             $        134,674
                                                                             ==========

The accompanying notes are an integral part of this statement.

                             CDMI PRODUCTIONS, INC.
                             (formerly GAMOGEN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                          Cumulative
                                                                                      Sept. 1, 1999 to
                           Three months ended Aug. 31,  Six months ended Aug. 31,           Aug 31,
                            2002             2001          2002          2001                2002
                            ----             ----          ----          ----                ----
NET REVENUES           $     -            $     -      $    -        $     -              $     -

GENERAL AND
ADMINISTRATIVE
EXPENSES - Note 1       (115,961)          (11,770)     (161,081)       (29,298)            (303,145)

INTEREST INCOME            1,467             2,617         3,039          5,557               27,775
                       -----------------------------------------------------------------------------

LOSS BEFORE
INCOME TAXES            (114,494)           (9,153)     (158,042)       (23,741)            (275,370)

State income taxes         2,054               600         2,054          1,400                 7,841
                       -----------------------------------------------------------------------------

NET LOSS               $(116,548)          $(9,753)    $(160,096)      $(25,141)            $(283,211)
                       ==============================================================================

LOSS PER COMMON
SHARE
Basic and diluted        $ (0.08)          $ (0.01)      $ (0.12)      $ (0.02)              $ (0.21)

Weighted average
common Shares
(basic and diluted)    1,380,311         1,380,311     1,380,311     1,377,811             1,377,392


The accompanying notes are an integral part of this statement.

                             CDMI PRODUCTIONS, INC.
                            (formerly GAMOGEN, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               Cumulative
                                                                                              Sept. 1, 1999
                                                Six months ended Aug. 31,                   to Aug. 31, 2002
                                                -------------------------                   ----------------
                                                      2002       2001
                                                      ----       ----
Cash used in operating activities                $ (28,744)    $  (30,560)                     $  (87,192)
                                                  -------------------------------------------------------
Investing activities:
         Advance in connection with merger        (113,000)                                      (128,000)
         Note receivable from sale of assets                                                     (177,527)
                                                  -------------------------------------------------------
Cash (used in) investing activities               (113,000)                                      (305,527)
                                                  -------------------------------------------------------

Financing activities:
         Borrowings from affiliate                                                                51,890
         Issuance of common stock                                                                 33,400
         Cash received for payment
           of note receivable                                      28,276                         84,815
         Cash advanced for purchase
           of common stock                                                                       95,000
         Borrowing from related party               28,280                                       28,280
                                           --------------------------------------------------------------
Cash provided by financing activities               28,280         28,276                       293,385
                                           --------------------------------------------------------------

Net decrease in cash and cash
         equivalents                              (113,464)       (2,284)                       (99,334)

Cash and cash equivalents at
         beginning of period                       120,138         7,201                        106,008
                                           --------------------------------------------------------------

Cash and cash equivalents at
         end of period                          $    6,674      $  4,917                     $   6,674
                                            ==============================================================
Supplemental disclosure -
  cash payments for income taxes                $    2,054      $  1,400                     $   6,261




The accompanying notes are an integral part of this statement.

                             CDMI PRODUCTIONS, INC.
                            (formerly GAMOGEN, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2002

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements pursuant to Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended August 31, 2002 represent those of the Company, which completed a merger on September 13, 2002 - see below. Subsequent financial statements will consist of the operations of the company with whom we merged; their initial fiscal year ends October 31, 2002. For further information refer to the financial statements and footnotes included in Form 10-KSB for the year ended February 28, 2002 filed by the Company.

The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of the Company's business. The Company's ability to continue as a going concern is dependent on various factors including, among others, its ability to raise additional debt or equity financing. During the three months ended August 31, 2002, the Company continued to have negative cash flow from operations and a net loss. These losses have adversely impacted the Company's working capital position. The merger discussed below resulted in the continuation of a development stage entity and a continuation of negative cash flow from operations. Management believes that the Company will be able to raise additional debt or equity financing or reduce operating expenses, which will be sufficient to sustain operations through the end of the new fiscal year ending October 31, 2002. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount or classification of liabilities that may result from the outcome of the uncertainty.

On September 13, 2002, the Company consummated an Agreement and Plan of Merger ("Agreement") and the following transactions took place.
         1. The Company sold 950,000 shares of common stock to its principal shareholder and 1,500,000 shares to the parent company of CDMI Productions, Inc., a Delaware corporation ("CDMIP - DELAWARE") at closing, in each case for $0.10 per share.
         2. The Company received $55,000 in December 2001 as a partial payment of a note receivable from its principal shareholder. The balance of the note ($99,251) was credited for investment banking and similar services provided. The financial statements at August 31, 2002 reflect the charge to operations.
         3. The Company issued 2,169,689 shares of common stock in exchange for all the outstanding shares of CDMIP - DELAWARE, which became a wholly owned subsidiary.
         4.   The Company changed its name to CDMI Productions, Inc.

The Merger will be accounted for as a business combination using the reverse acquisition method, with CDMIP - DELAWARE being the acquirer for accounting purposes. The assets and liabilities of the Company (primarily cash and accrued expenses) will be combined with those of CDMIP - DELAWARE at historical cost. The accounting treatment for the merger will be the purchase method of accounting, with no change in the recorded amount of assets and liabilities of either company. The future statements of operations of the Company will be the historical results of operations of CDMIP - DELAWARE. Accordingly, pro forma statements of operations are not presented.

Below is the unaudited consolidated pro forma balance sheet at August 31, 2002 adjusted for the Merger and the related transactions which took place at closing.

                                                                    Pro forma
                                                                    adjustments
                                     Company          CDMIP            Dr (Cr)           Pro forma
                                    ---------------------------------------------------------------
Current asset- cash                 $    6,674       $    492                           $    7,166
Advances to CDMIP                      128,000                      $(128,000) (1)               0
Rental and other
  equipment - net                                     188,952                              188,952
                                    ---------------------------------------------------------------
Total Assets                          $134,674       $189,444       $(128,000)            $196,118
                                      ========       ========       =========             ========
Current liabilities:
  Accrued expenses                   $  76,141      $  82,585                             $158,726
  Note payable-related party            28,280         31,206                               59,486
  Advances from affiliates                            278,000        $128,000 (1)                0
                                                                      150,000 (2)
  Rent advance                                         25,788                               25,788
                                    --------------------------------------------------------------
    Total current liabilities          104,421        417,579         278,000              244,000
Advance for purchase of
  common stock                          95,000                         95,000 (3)                0
                                    --------------------------------------------------------------
Total Liabilities                      199,421        417,579         373,000              244,000
                                    --------------------------------------------------------------
Shareholders' equity (deficiency):
  Common stock                          13,803          2,169          (9,500) (3)          60,000
                                                                      (15,000) (2)
                                                                      (19,528) (4)
  Additional paid in capital         1,612,160                        (85,500) (3)         122,422
                                                                     (135,000) (2)
                                                                       19,528  (4)
                                                                    1,690,710  (5)
  Deficit accumulated during
    Development stage                 (283,211)      (230,304)       (283,211) (5)        (230,304)
  Accumulated deficit               (1,407,499)                    (1,407,499) (5)               0
                                    --------------------------------------------------------------
Total shareholders' deficiency         (64,747)      (228,135)       (245,000)             (47,882)
                                    --------------------------------------------------------------
Total Liabilities and Shareholders
  Deficiency                         $ 134,674      $ 189,444        $128,000             $196,118
                                    ==========      =========        ========              ========

Notes:
(1)      Eliminate intercompany advance.
(2)      Issuance of common stock at closing.
(3) Purchase of common stock by CDMIP shareholder at closing - funds had been advanced to CDMIP for operations.
(4) Adjustment of common stock account to reflect par value of shares outstanding at closing.

(5) Adjustment of stockholders' equity accounts to reflect recapitalization.

Note 2 - NOTE PAYABLE - RELATED PARTY

The note is from a principal stockholder, bears interest at 3% a year and is due in May 2003.

Note 3 - PER SHARE DATA

Basic loss per share is calculated using the net loss divided by the weighted average shares outstanding. There are no shares issuable which would affect the computations of diluted loss per share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion, other than historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including when and if the Company may resume business operations. Consequently, actual results may vary from management's expectations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 31, 2002 AS COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 31, 2001.

Since the sale of substantially all of its assets effective September 1999, the Company has had no operations. General and administrative expenses were $115,961 for the three months ended August 31, 2002 and $161,081 for the six months then ended compared to $11,770 for the three months ended August 31, 2001 and $29,298 for the six months ended August 31, 2001. The expenses represent legal, accounting and other costs primarily associated with corporate expenses and securities filings as well as the costs associated with the proposed merger and, in the three months ended August 31, 2002 the write off of $99,251 of the note receivable from stockholder, for investment banking and other services. The increase in expenses of $104,191 in the three months and $131,783 in the six months ended August 31, 2002 compared to the same periods last year is principally the investment banking expense together with additional legal fees and other costs for the merger which closed in September 2002. No salaries were paid to officers during the period ended August 31, 2002. Interest income pertains to the note receivable, which was written off in the quarter ended August 31, 2002.

Liquidity and Capital Resources

Because the Company has no operations, it has attempted to restrict administrative costs to minimal levels necessary to effect corporate operations and securities filings as well as the costs associated with the merger. The Company's proposed activities would require raising additional capital. There is no assurance that the additional capital will be available.

CDMIP - DELAWARE is also a development stage company. It intends to develop and produce full-length motion pictures possibly through autonomous partnerships or other entities. CDMIP - DELAWARE has not begun production of any movie at this time. Further, CDMIP - DELAWARE may provide sound stages, production facilities as well as specialized equipment to the entertainment industry; at date of closing of the Merger, substantially all of the assets of CDMIP - DELAWARE consisted of such equipment.

CDMIP - DELAWARE will require substantial additional funds in order to develop and produce motion pictures, product development, marketing and ongoing operations. There is no assurance that such financing will be available or at terms which the Company can meet.

CDMIP - DELAWARE has no material commitments for capital expenditures.

Item 3   CONTROLS AND PROCEDURES.

As of August 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO/CFO (who is the same person), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO/CFO, concluded that the Company's disclosure controls and procedures were effective as of August 31, 2002. There have been no significant changes in the Company's internal controls or other factors that could significantly affect internal controls subsequent to August 31, 2002.


PART II - OTHER INFORMATION

Item 5.  OTHER INFORMATION.

            On September 13, 2002, the merger and other transactions contemplated by the Third Amended and Restated Agreement and Plan of Merger by and among Gamogen, Inc., Gamogen Newco, Inc., Southridge Group, LLC, CDM Interactive, Inc. and CDMI Productions, Inc. were approved by the Company's stockholders and consummated.

            Prior to the merger, Southridge held 76% of the Company common stock. After the merger, Interactive and Southridge hold 61.16% and 33.35% of the Company common stock, respectively.

            At the Company's meeting of stockholders held on September 13, 2002, Jack Brehm, Marcos M. De Mattos and Daniel F. Eccelston were elected to the Board of Directors of the Company. As a result of the merger, the Company changed its name to CDMI Productions, Inc. (trading under the new symbol CDMP).

            The Company is now in the business of developing and producing motion pictures and may also provide sound stages, production facilities and specialized equipment to the entertainment industry which involves a high degree of risk. The Company may not succeed in the commercial development of any product, it may not earn revenues or achieve profitability, and it may not achieve its other goals in the foreseeable future. The Company's likelihood of commercial success must at this time be regarded as speculative.

            The following are the key risk factors that may affect the Company's future results or that stockholders should be aware of:

            o We do not have any film or other products available for sale at this time and we do not expect to generate revenues from operations or sales in the near future.

            o Our ability to generate revenues is subject to public taste, availability of alternative forms of entertainment, actions taken by guilds or unions that bargain collectively on an industry-wide basis and other similar factors beyond our control which are difficult to predict and manage.

            o We must obtain substantial additional financing, and our failure to receive additional funds will impair our ability to implement our business plans.

            o We will be highly dependent on a small number of employees and consultants, and the termination of any of those relationships without suitable replacement could impair our ability to implement our business plans.

            o CDM Interactive will have voting control of us, which may create conflicts with the other stockholders and may prevent a change in control of the Company and may affect the trading market for our common stock.

            o We may engage in transactions with affiliates without independent evaluation.

            This Form 10-QSB and our other filings with the Securities and Exchange Commission and public announcements contain "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks, uncertainties and other factors that may cause our actual results or performance to differ materially from any results of performance expressed or implied by those statements. Examples of forward-looking statements include predictive statements, statements that depend on or refer to future events or conditions, which include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "should," "would," "may" or similar expressions, or statements that involve hypothetical events.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.  The following exhibits are filed herewith:


Exhibit No.            Description
2                      Third Amended and Restated Agreement and Plan of Merger
                       dated as of July 19, 2002 among Gamogen, Inc., Gamogen
                       Newco, Inc., CDM Interactive, Inc., CDMI Productions,
                       Inc. and Southridge Group, LLC (incorporated by reference
                       to Exhibit A to the Company's DEF 14C Information
                       Statement filed on August 30, 2002).

3.1                    Articles of Incorporation of the Company, as amended
                       (incorporated by reference to Exhibit 3(i) to the Company's Form 8-K filed on September 27, 2002).

10.1                   Consulting Agreement between the Company and Carlos D. De
                       Mattos (incorporated by reference to Exhibit D to the Company's DEF 14C Information Statement filed on August
                       30, 2002).

10.2                   Form of Noncompetition Agreement between the Company and
                       Carlos D. De Mattos and Marcos M. De Mattos (incorporated by reference to Exhibit E to the Company's DEF 14C
                       Information Statement filed on August 30, 2002).

99.1                   Certification Pursuant to 18 U.S.C. Section 1350, as
                       Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

99.2 Certification of Principal Executive and Officers pursuant to Rules 13a-14 and 15d-14 of the Securities and Exchange Act of 1934 filed herewith.

Reports on 8-K:

None.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.


                                       CDMI PRODUCTIONS, INC.


Dated:  October 8, 2002                /s/ Jack Brehm
                                       ---------------------------------
                                       Jack Brehm, President and
                                       Chief Financial Officer
                                       (Principal Accounting Officer)

Exhibit Index

Exhibit No.            Description
2                      Third Amended and Restated Agreement and Plan of Merger
                       dated as of July 19, 2002 among Gamogen, Inc., Gamogen
                       Newco, Inc., CDM Interactive, Inc., CDMI Productions,
                       Inc. and Southridge Group, LLC (incorporated by reference
                       to Exhibit A to the Company's DEF 14C Information
                       Statement filed on August 30, 2002).

3.1                    Articles of Incorporation of the Company, as amended
                       (incorporated by reference to Exhibit 3(i) to the Company's Form 8-K filed on September 27, 2002).

10.1                   Consulting Agreement between the Company and Carlos D. De
                       Mattos (incorporated by reference to Exhibit D to the Company's DEF 14C Information Statement filed on August
                       30, 2002).

10.2                   Form of Noncompetition Agreement between the Company and
                       Carlos D. De Mattos and Marcos M. De Mattos (incorporated by reference to Exhibit E to the Company's DEF 14C
                       Information Statement filed on August 30, 2002).

99.1                   Certification Pursuant to 18 U.S.C. Section 1350, as
                       Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

99.2 Certification of Principal Executive and Officers pursuant to Rules 13a-14 and 15d-14 of the Securities and Exchange Act of 1934 filed herewith.