Form 10KSB
period 2002-10-31
CDMI PRODUCTIONS INC
filed 2003-01-28
CIK 803034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB


   [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

                   For the fiscal year ended October 31, 2002

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

Securities registered under section 12 (b) of the Exchange Act: None

Securities registered under section 12 (g) of the Exchange Act: Common Stock, $.01 par value

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the last 12 months (or for shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB. [X}

Registrant had no material revenues during the year ended October 31, 2002.

Aggregate market value of Registrants' voting and non-voting common equity held by non-affiliates as of January 27, 2003 - approximately $129,000

Outstanding common stock, $.01 par value as of January 27, 2003: 6,340,000 shares

                             CDMI PRODUCTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                TABLE OF CONTENTS

PART I

Item 1.  Description of Business

Item 2.  Description of Property

Item 3.  Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters

Item 6. Management's Discussion and Analysis and Plan of Operation

Item 7.  Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and Reports on Form 8-K

Item 14. Controls and Procedures

 SIGNATURES

EXHIBITS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

We are including the following cautionary statement in this Annual Report on Form 10-KSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements made by, or on behalf of the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts. From time to time, we may make written or oral statements that are forward-looking including statements contained in this report and other filings with the Securities and Exchange Commission. These forward-looking statements are principally contained in the sections captioned "Business" and "Management's Discussion and Analysis of Operations". In those and other portions of this Form 10-KSB, the words "anticipates", "believes", "estimates", "seeks", "expects", "plans", "intends", and similar expressions as they relate to us or our management are intended to identify forward-looking statements. All such forward-looking statements are expressly qualified by these cautionary statements.

Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. Our expectations, beliefs and forward-looking statements are expressed in good faith on the basis of management's views and assumptions as of the time the statements are made, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished.

In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances, impact of competition, dependence on key personnel and the need to attract new management, effectiveness of cost and marketing efforts, acceptances of products, ability to expand markets and the availability of capital or other funding on terms satisfactory to us. We disclaim any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.


PART I.

Item 1. Description of Business

CDMI Productions, Inc. "Registrant" or the "Company", whose name was changed on September 13, 2002 from Gamogen, Inc., was incorporated under the laws of the State of New York on March 17, 1986. On September 13, 2002 the Company consummated an Agreement and Plan of Merger ("Agreement") whereby it combined with CDMI Productions, Inc. a Delaware company ("CDMI - Delaware") which was organized on November 13, 2001. The transaction has been accounted for as a reverse acquisition for accounting purposes and the continuing business is that of CDMI - Delaware. The Company has adopted October 31 as its fiscal year end.

Pursuant to the Agreement, the Company issued 1,500,000 shares of common stock to CDM Interactive, Inc. and 950,000 shares to Southridge Group, LLC. In each instance for $.10 per share. Further, the Company issued 2,169,689 shares of common stock for all the issued and outstanding stock of CDMI - Delaware. Further, Southridge paid the Company $55,000 as partial payment of a note and the balance of the note, approximately $99,000 was credited to Southridge Group, LLC as payment for investment banking and other fees related to the transaction.

The accounting treatment is that of a business combination using the reverse acquisition method, with CDMI - Delaware being the accounting acquirer under accounting principles generally accepted in the United States. The assets and liabilities of the Company consist primarily of cash and accrued expenses and are combined with those of CDMI - Delaware at historical cost. The statements of operations subsequent to the combination will be those of the CDMI - Delaware. At the date of the Agreement, the Company had no operations. The Company's latest fiscal year ended February 28, 2002; CDMI - Delaware's initial fiscal year ended October 31, 2002.

The Company is a development stage company. It recently began leasing specialized equipment to the entertainment industry and intends to be a provider of sound stages and production facilities to the entertainment industry worldwide. In addition, the Company intends to develop and produce full-length motion pictures through autonomous entities. To date, the Company has not been able to obtain the funds required to produce a motion picture. There is no assurance that the Company will be able to raise the required funds, or even if a movie is completed, there will be sufficient revenues to earn any income therefrom.

During fiscal 2002, the Company purchased approximately $200,000 of lighting equipment for cash and leased the equipment under an operating lease for a five year term to a company in which Carlos D. De Mattos is a minority shareholder. A company controlled by Carlos D. De Mattos is the Company's principal shareholder. A company controlled by Mr. De Mattos purchased the equipment from an unrelated party and the Company immediately purchased the equipment from Mr. De Mattos by reimbursing that company for the cost thereof. The lease provides an option for the lessee to purchase the equipment at the end of the lease for its then fair market value.

The Registrant also owns an option to acquire a 20% interest owned by Luso American Securities (which is controlled by Carlos D. De Mattos) in the COMPLEXO in Casais, Portugal. The option is exercisable until September 13, 2003 for an exercise price of $100. The COMPLEXO proposes to be a state of the art entertainment production facility in the Iberian peninsula to create television, commercial and film products. COMPLEXO is currently involved in negotiations to proceed with construction of its production facilities. If the Registrant exercises its option, neither Luso American Securities nor Carlos D. De Mattos will have any interest in the COMPLEXO. The Company has no funding commitments to COMPLEXO.


ITEM 2. Description of Property

As of October 31, 2002, Registrant did not and currently does not own or lease any real property. The Registrant occupies office space on a month to month basis for $500 per month from a company controlled by Carlos D. De Mattos.

At October 31, 2002, the Company owned lighting equipment, which is being leased to the lessor described in the preceding paragraph under an operating lease.



ITEM 3. Legal Proceedings

None


ITEM 4. Submission of Matters to a Vote of Security Holders

On September 13, 2002 there was a special meeting of shareholders at which meeting the shareholders approved the Agreement.


PART II

ITEM 5. Market for Company's Common Equity and Related Stockholder Matters

The Registrant is authorized to issue 50,000,000 shares of common stock, $.01 par value, of which 6,000,000 were issued and outstanding at October 31, 2002. On that date, the Company's common stock was held by approximately 147 beneficial owners.

To our knowledge there has been only minimal trading in the Company's common stock for the calendar years 2000, 2001 or for the period from January 1 to October 31, 2002. Our common stock is traded on the Over-the Counter Bulletin Board market under the symbol "CDMP" since September 2002 and "GAMN" prior thereto. The following table sets forth the high and low closing bid quotations for the common stock as reported by Pink Sheets, LLC and the NASDAQ Historical Data Service for the periods indicated. These quotations represent interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                    YEAR ENDED             YEAR ENDED             PERIOD ENDED
                December 31, 2000       December 31, 2001       October 31, 2002

                  High       Low        High          Low        High       Low
                  ----       ---        ----          ---        ----       ---
1st Quarter      0.01        0.01       1.75         0.34375     0.44       0.31
2nd Quarter       --          --        0.30          0.30       0.45       0.24
3rd  Quarter     0.11        0.08       0.47          0.35       0.75       0.24
4th Quarter     0.3125      0.3125      0.455         0.25       0.44       0.24

The Company has not declared or paid any cash dividends on the common stock and does not anticipate that any cash dividends will be paid in the foreseeable future.

Recent Sales of Unregistered Securities

Since February 28, 2002 (latest fiscal year end of Gamogen) the Company made the following sales of stock without registration under the Securities Act of 1933 (the "Securities Act").

We issued shares of the Company's common stock to the following, for the consideration set forth below:

         1,500,000 shares of common stock to CDM Interactive, Inc. for $150,000. 950,000 shares of common stock to Southridge Group, LLC for $95,000. 2,169,689 shares of common stock to CDM Interactive, Inc. in exchange for the issued and outstanding shares of the common stock of CDMI Productions, Inc. (Delaware company).

In each of the transactions described above:

         We did not use any underwriters or brokers and we paid no commissions or underwriting discounts.

         Wherever we received cash consideration, we used the proceeds for working capital and other general corporate purposes.

         These transactions are exempt from registration under the Securities Act pursuant to Section 4 (2) of that Act, on the basis of one or more of the following factors: we made the offers and sales to a limited number of sophisticated investors, without public advertising or solicitation;

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

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion, with the exception of historical financial information, may consist of forward looking statements that involve risks and uncertainties, including whether and when Registrant will have ongoing business operations. Consequently, actual results may vary from management's expectations.

The present business of the Company commenced November 2001; therefore there is no comparison of the current period's operations to a prior period.

Because the Company has no significant operations, it is restricting its administrative costs necessary to effect corporate operations. Since October 31, 2002 the Company's officers and consultants have not received any compensation and have continued to perform services without compensation.

Historically, the Company's primary source of liquidity has been funds raised from capital offerings to existing shareholders and borrowings from related parties. In fiscal 2002, the Company used $113,211 cash in operating activities and incurred a net loss of $241,511. The Company sold common stock for $247,169 and borrowed $19,192 from related parties in 2002 to provide for the operating cash losses and purchases of rental and other equipment.

Subsequent to October 31, 2002, the Company borrowed an aggregate of $100,000 from affiliates of each of its two principal shareholders. The Company believes it has access to additional sources of debt to fund working capital needs through October 31, 2003. However, there can be no assurance that additional debt or capital resources will be available to the Company.

Critical Accounting Policies

On December 12, 2001, the Securities and Exchange Commission (SEC) issued a financial reporting release, "Cautionary Advice Regarding Disclosure about Critical Accounting Policies" ("FR-60"). The SEC alerted public companies to the need for improved disclosures about critical accou8nting policies. FR-60 defines "critical accounting policies" as those most important to the financial statement presentation and that require the most difficult, subjective, complex judgements. The SEC announced an expectation that public companies would provide disclosures responsive to FR-60, including disclosures in "Management's Discussion and Analysis, in annual reports for fiscal years ending on or after December 31, 2001.

New Accounting Pronouncements

See Note 2 Summary of Significant Accounting Policies for discussion of the Company's adoption of new accounting pronouncements.


ITEM 7 - FINANCIAL STATEMENTS

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
CDMI Productions, Inc.



We have audited the accompanying consolidated balance sheet of CDMI Productions, Inc. (a development stage company) as of October 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from November 13, 2001 (inception) to October 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CDMI Productions, Inc. at October 31, 2002, and the consolidated results of its operations and its cash flows for the period from November 13, 2001 (inception) to October 31, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming CDMI Productions, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred operating losses since inception and has a working capital deficiency. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are more fully described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.




                                                      /S/ERNST & YOUNG LLP


Los Angeles, California
December 30,  2002

                             CDMI Productions, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                October 31, 2002


ASSETS
Current assets:
  Cash                                                             $  1,328
  Other current assets                                                  500
                                                                   --------
     Total current assets                                             1,828
Equipment - Note 3:
  Rental equipment                            $ 200,000
  Other equipment                                 2,313
                                              ---------
                                                202,313
  Accumulated depreciation                      (21,815)            180,498
                                              ---------            --------

Total assets                                                       $182,326
                                                                   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accrued liabilities                                              $ 94,389
  Advances from affiliates - Note 4                                   2,000
  Loans payable - related parties - Note 4                           17,192
                                                                   --------

Total current liabilities                                           113,581

Deferred rental income - related party                                8,596

Liabilities to be liquidated
     by issuing common stock - Note 4                                24,000

Stockholders' Equity - Note 1:
   Preferred stock, $0.01 par value -
     5,000,000 shares authorized,
      none issued and outstanding
  Common stock,  $0.01 par value,
      50,000,000 shares authorized,
       6,000,000 shares issued and
       outstanding                               60,000
  Additional paid-in capital                    217,660
  Deficit accumulated during development
     stage                                     (241,511)
                                              ---------
Total stockholders' equity                                           36,149
                                                                   --------
Total liabilities and stockholders'
  equity                                                           $182,326
                                                                   ========

See accompanying notes.

                             CDMI Productions, Inc.
                          (A Development Stage Company)
                      Consolidated Statement of Operations
         Period from November 13, 2001 (inception) to October 31, 2002


General and administrative expenses                             $(280,193)

Rental income - related party, net of related expense              38,682
                                                                ---------

Net loss                                                        $(241,511)
                                                                =========
Net loss per common share - basic
  and diluted                                                      $(0.09)

Weighted average common shares
  outstanding - basic and diluted                               2,648,478









See accompanying notes.

                             CDMI Productions, Inc.
                          (A Development Stage Company)
                 Consolidated Statement of Stockholders' Equity


                                                                                                 Deficit
                                                              Subscription                       Accumulated
                                        Common stock          Receivable from     Additional     During
                                        ------------          Stockholder for     Paid-in        Development
                                     Shares      Amount       Common Stock        Capital        Stage              Total
                                     ------      ------       ------------        -------        -----              -----
Balance at  November 13, 2001
  (inception)
    Common stock subscribed for
      subscription receivable on
      November 13, 2001              2,169,689   $ 2,169       $(2,169)                                        $        --
    Cash received for subscription
       on March 26, 2002                                         2,169                                               2,169
    Sale of common stock on
       September 13, 2002            2,450,000    24,500                        $   220,500                        245,000
    Balances of
       CDMI Productions, Inc.
       (formerly Gamogen, Inc.)
       at date of merger             1,380,311    13,803                          1,612,160                      1,625,963
    Reclassification of equity
      accounts for merger                         19,528                         (1,665,491)                    (1,645,963)
    Services and loans contributed
       in excess of common stock
       issued                                                                        50,491                         50,491
   Net loss for period from
     inception (November 13, 2001)
     to October 31, 2002                                                                         $(241,511)       (241,511)
                                     -------------------------------------------------------------------------------------
Balance at October 31, 2002          6,000,000   $60,000         --             $   217,660      $(241,511)    $    36,149
                                     =========   =======       =======          ===========      =========     ===========








See accompanying notes.

                             CDMI Productions, Inc.
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
         Period from November 13, 2001 (inception) to October 31, 2002

Operating Activities:
Net loss during development stage                              $(241,511)
Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation                                                 21,815
     Changes in operating assets and
        Liabilities:
          Other current assets                                      (500)
          Accrued expenses                                        90,389
          Deferred rental income                                   8,596
          Liabilities payable in stock                             8,000
                                                               ---------
Net cash used in operating activities                           (113,211)
                                                               ---------

Investing Activities:
Purchase of rental and other equipment                          (202,313)
                                                               ---------
Net cash used in investing activities                           (202,313)
                                                               ---------

Financing Activities:
 Advances from affiliates                                         19,192
 Sale of common stock                                            247,169
 Services and loans contributed in excess
  Of common stock issued                                          50,491
                                                               ---------
Net cash provided by financing activities                        316,852
                                                               ---------

Net increase in cash, representing cash at end of period       $   1,328
                                                               =========







See accompanying notes.

                             CDMI Productions, Inc.
                          (A Development Stage Company

                   Notes to Consolidated Financial Statements


1 - ORGANIZATION AND BASIS OF PRESENTATION

CDMI Productions, Inc. (formerly Gamogen, Inc. - "Company" or "CDMI") was incorporated on March 17, 1986 and since September 1999 had no operations. On September 13, 2002 the Company consummated an Agreement and Plan of Merger ("Agreement") and the following transactions took place:

         1. The Company sold 950,000 shares of common stock to its principal shareholder and 1,500,000 shares to the parent company of CDMI Productions, Inc. (a Delaware company) ("CDMI Delaware") at closing, in each case for $0.10 per share.

         2. The Company received $55,000 in December 2001 as a partial payment of a note receivable from its principal shareholder. At closing, the balance of the note was credited for investment banking and similar services provided. The note bore interest at 6-1/2 % a year and was due in November 2002.

         3. The Company issued 2,169,689 shares of common stock in exchange for all the outstanding shares of CDMI Delaware, which became a wholly owned subsidiary of the Company.

         4.       The Company changed its name to CDMI Productions, Inc.

The Merger is being accounted for as a business combination using the reverse acquisition method, with CDMI - Delaware being the acquirer for accounting purposes. The assets and liabilities of the Company (primarily cash and accrued expenses) have been be combined with those of CDMI Delaware at historical cost. The accounting treatment for the merger was the purchase method of accounting with no change in the recorded amount of assets and liabilities of either company. The statement of operations and of cash flows of the Company represents the operations of CDMI - Delaware since its inception on November 13, 2001 and Gamogen since the date of merger, September 13, 2002.

The Company is a development stage company. It recently began leasing specialized equipment to the entertainment industry and intends to be a provider of sound stages and production facilities to the entertainment industry worldwide. In addition, the Company intends to develop and produce full-length motion pictures through autonomous entities. To date, the Company has not been able to obtain the funds required to produce a motion picture. There is no assurance that the Company will be able to raise the required funds, or even if a movie is completed, there will be sufficient revenues to earn any income therefrom. At date of closing and at October 31, 2002 substantially all the assets of the CDMI - Delaware consisted of such equipment.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared on a going-concern basis which contemplates the realization of assets, and the satisfaction of liabilities in the normal course of the Company's business. The Company's ability to continue as a going concern is dependent upon various factors including, among others, its ability to raise additional debt or equity financing. During the initial period ended October 31, 2002, the Company had a net loss of $241,511 and cash deficit from operations of $113,211. The loss has adversely effected the Company's working capital. Management has reduced its operating costs and believes that it will be able to raise additional debt or equity financing which will be sufficient to sustain anticipated operations through October 31, 2003. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount or classification of liabilities that may result from the outcome of this uncertainty.

The Company will require substantial additional funds in order to develop and produce motion pictures, product development, marketing and ongoing operations. There is no assurance that such financing will be available or at terms which the Company can meet.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


USE OF ESTIMATES

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States which requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


EARNINGS PER SHARE

The Company computes earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings
(loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares outstanding during the period including common stock equivalents.

There were no common stock equivalents outstanding for the period November 13, 2001 (inception) to October 31, 2002. Accordingly, a reconciliation of basic to diluted loss per share is omitted since diluted loss per share equals basic loss per share for the period November 13, 2001 (inception) to October 31, 2002.


INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactment of changes in the tax law or rates. The Company's available deferred tax asset of approximately $104,000 arising primarily from the accumulated operating loss carryforwards, has not been reflected in the financial statements because a deferred tax valuation allowance has been recorded for the entire amount. The Company's federal net operating losses of approximately $260,000 expire beginning in the year 2021.


3. RENTAL AND OTHER EQUIPMENT

Rental and other equipment is stated at cost. Depreciation is provided using the straight-line method of depreciation over the estimated useful lives of the related assets (rental equipment - seven years and other equipment - three years).

During fiscal 2002, the Company purchased approximately $200,000 of lighting equipment for cash and leased the equipment under an operating lease for a five year term (at an annual rental of $51,576) to a company in which Carlos D. De Mattos is a minority shareholder. A company controlled by Carlos D. De Mattos is the Company's principal shareholder. A company controlled by Mr. De Mattos purchased the equipment from an unrelated party and the Company immediately purchased the equipment from Mr. De Mattos by reimbursing that company for the cost thereof. The lease provides an option for the lessee to purchase the equipment at the end of the lease for its then fair market value.

4. RELATED PARTY TRANSACTIONS

The advances from affiliate and loans payable - related party are non-interest bearing.

During the period from November 13, 2001 to October 31, 2002 the Company paid a company controlled by Carlos De Mattos consulting fees and expenses aggregating approximately $20,000. In addition, during this period the Company accrued consulting fees and expenses of approximately $32,000 for Mr. De Mattos.

Liabilities to be liquidated by issuing common stock aggregate approximately $96,000 arose from the aforementioned $32,000 and loans from related parties. Subsequent to October 31, 2002, the Company issued an aggregate of 240,000 shares of common stock in settlement of these liabilities.

The Company rents office space on a month to month basis at $500 per month from a company, in which an affiliate of the principal shareholder of the Company has an interest.


5. SUBSEQUENT EVENTS (UNAUDITED)

Subsequent to October 31, 2002, the Company borrowed an aggregate of $100,000 from affiliates of each of its two principal shareholders. The funds were used to pay accrued expenses and for additional working capital. The aggregate loans are payable in 36 monthly installments of approximately $3,500, including interest at an annual rate of 12%, commencing April 2003.


6.OTHER INFORMATION

Pro forma operating results, assuming that the merger discussed in Note 1 took place at approximately November 13, 2001 would amount to:

         Rental income, net of expenses      $   38,682
         Net loss                              (411,547)

At date of merger, the assets and liabilities of CDMI Productions, Inc. (Delaware) were approximately:

         Cash                                     $    492
         Rental and other equipment,
           net of accumulated depreciation         188,952
                                                  --------
                  Total assets                    $189,444
                                                  ========

         Accrued expenses                         $ 82,585
         Due to Gamogen                            128,000
         Due to related parties                    198,398
         Advanced rent                               8,596
                                                  --------
                  Total liabilities               $417,579
                                                  ========
         Excess of liabilities over assets        $228,135

Item 8. Changes in and Disagreements with Accountants on Auditing and Financial Disclosures

None.


Part III

Item 9. Directors, Executive Officers, Promoters And Control Persons: Compliance With Section 16(A) Of The Exchange Act

CDMI Productions' current directors and officers are:

         Jack Brehm (age 74). Mr. Brehm has served as the Company's Chief Financial Officer and a Director since 1999. On September 13, 2002, Mr. Brehm also became Chief Executive Officer. Brehm was with Ernst & Young LLP for over 35 years until his retirement as a partner of the firm in 1988. For more than the last five years, Mr. Brehm has provided financial and business consulting services to various entities.

         Marcos M. De Mattos (age 25). Mr. De Mattos became a director and vice president of the Company on September 13, 2002. Mr. De Mattos has held positions in both venture capital firms as well as technology start-ups. Mr. De Mattos is the son of Carlos D. De Mattos (whose controlled company is the principal shareholder of the Company). Since January 2002, Marcos De Mattos has been an associate partner with such controlled company. Until 1998, Mr. De Mattos was earning his BBA degree from the University of San Diego, and between 1998 and 2002 he was employed by Venture Tech Funding Group and 24x7 Technology, Inc. in their corporate development departments.

         Daniel F. Eccleston (age 56). Mr. Eccleston has over 41 years of experience as a lighting and chief technician for numerous feature film and commercial engagements. For the last five years he was employed as a chief lighting technician on an independent contractor basis. During that period, he was engaged in the production of various feature length motion pictures and television commercials.

The Company has no standing audit, nominating or compensation committee. During the period from March 1, 2002 (end of last fiscal year of Gamogen, Inc.) to October 31, 2002, our Board held two meetings. All Directors attended.

Each director holds office for a one-year term or until his successor has been elected and qualified at the annual meeting of the Company's shareholders. The members of the Board of Directors serve without remuneration for service on the board. Corporate officers are appointed by the Board of Directors and serve at the discretion of the Board.

The Company's officers, directors and beneficial owners of more than 10% of any class of its equity securities registered pursuant to Section 12 of the Securities Act of 1934 ("Reporting Persons") are required to file reports of ownership and changes in beneficial ownership of the Company's equity securities with the SEC. Copies of those reports must also be furnished to the Company. Based solely on a review of the copies furnished to the Company pursuant to that Act, the Company believes that during the period from March 1, 2002 to October 31, 2002 all filing requirements applicable to Reporting Persons were complied with.

ITEM 10-. Executive Compensation

The following table discloses the compensation paid to CDMI Productions, Inc.'s executive officers during the period November 13, 2001 to October 31, 2002:

                  SUMMARY COMPENSATION TABLE


                                                                  Awards                       Payouts
Name and                                                       Restricted Securities
Principal                                     Other            Stock      Underlying       Payments All other
Position           Salary       Bonus        Compensation      Awards     Options          Payment  Compensation
----------------------------------------------------------------------------------------------------------------
Jack Brehm,
CEO, CFO           $18,750                    $3,000 (1)     $10,000 (2)

Dennis P.
Maguire,
President          $12,500                    $2,000 (1)

Marcos M.
De Mattos
Vice
President          $30,000                    $4,000 (1)

(1)   Auto allowance.

(2) At October 31, 2002 the Company accrued $10,000 for services payable in 100,000 shares of the Company's common stock. There was no significant trading in the stock and the fair value was based on the price recently paid for unregistered stock.

Registrant reimburses officers and directors for travel and other expenses incurred on behalf of Registrant. Registrant does not have a pension or profit sharing plan.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The persons set for the on the chart below are known to Registrant to be beneficial owners of more than five percent of the Registrants' outstanding common stock as of October 31, 2002. Information concerning the number and percentage of shares of voting stock of Registrant owned on record and beneficially by management is set forth on the chart below:


NAME AND ADDRESS             AMOUNT AND NATURE OF    PERCENT        RELATIONSHIP
OF BENEFICIAL OWNER          BENEFICIAL OWNERSHIP    OF CLASS        TO COMPANY

CDM Interactive, Inc.
3111 North Kenwood St.
Burbank, CA 91505                3,669,689             61%          Stockholder

Southridge Group, LLC
23679 Calabasas Rd. #412
Calabasas, CA 91302              1,990,100             33%          Stockholder

Jack Brehm & Gilda
Brehm Trust UA 12/3/85
19501 Greenbriar Dr.                                                CEO, CFO,
Tarzana, CA 91356                    7,500           less than 1%   Director

All officers and directors as a
Group (3 individuals)                7,500           less than 1%

(1) Under rules and regulations promulgated by the SEC, shares owned by CDM Interactive, Inc. and of Southridge Group, LLC are deemed to be beneficially owned by Mr. Yale Farar and Mr. Carlos D. De Mattos, respectively, as managers of those entities.

ITEM 12. Certain Relationships and Related Transactions

During the period from March 1, 2002 to October 31, 2002, the Registrant credited Southridge Group, LLC $99,251 against the note receivable and accrued interest for investment banking and other services provided in connection with the merger.

During the period from November 13, 2001 to October 31, 2002 the Company paid Carlos De Mattos consulting fees and auto allowances aggregating approximately $20,000. In addition, during this period the Company accrued consulting fees and expenses of approximately $32,000 for Mr. De Mattos.

Liabilities to be liquidated by issuing common stock aggregate approximately $96,000 arose from the aforementioned $32,000 and loans from related parties. Subsequent to October 31, 2002, the Company issued an aggregate of 240,000 shares of common stock in settlement of these liabilities.

The Company rents office space on a month to month basis at $500 per month from a company, in which an affiliate of the principal shareholder of the Company has an interest.


















ITEM 13. Exhibits and Reports on Form 8-K.

Form 8-K filed under date of September 13, 2002 with respect to Items 1 and 7. Form 8-K/A amendment to Form 8-K filed September 13, 2002 with respect to Item 7.

ITEM 14. Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, and Principal Financial and Accounting Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this annual report on From 10-KSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us would be made known to him by others within the Company, particularly during the period in which this annual report on Form 10-KSB was being prepared.

(b)      Changes in Internal Controls.

There were no significant changes in our internal controls or other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.




SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CDMI Productions, Inc.

/s/ Jack Brehm
------------------
Jack Brehm, Chief Executive Officer,
Chief Financial Officer (principal accounting officer) and Director


Dated: January 27, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated:

Signature                     Title                           Date

/s/ Marcos M. De Mattos       Vice President, Director        January 27, 2003

/s/ Daniel Eccleston          Director                        January 27, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of CDMI Productions, Inc. (the "Company") on Form 10-KSB for the period ending October 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jack Brehm, Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer) of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/   Jack Brehm

Jack Brehm
Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer) January 27, 2003

                CERTIFICATION OF PRINCIPAL EXECUTIVE AND OFFICERS
                       PURSUANT TO RULES 13a-14 AND 15d-14
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934


         I, Jack Brehm, Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer), certify that:

         1. I have reviewed this annual report on Form 10-KSB of CDMI Productions, Inc.;

         2. Based on my knowledge, this annaul report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. I am the registrant's only certifying officer. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. I am the registrant's only certifying officer and I have disclosed, based on my most recent evaluation, to the registrant's auditors and the registrant's board of directors (or persons performing the equivalent functions):

                a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. I am the registrant's only certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/   Jack Brehm

Jack Brehm
Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer) January 27, 2003