Form 10QSB
period 2003-01-31
CDMI PRODUCTIONS INC
filed 2003-02-25
CIK 803034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

                 For the quarterly period ended January 31, 2003

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

Outstanding common stock, $.01 par value as of February 15, 2003:
6,340,000 shares

                             CDMI Productions, Inc.
                          (A Development Stage Company)
                                TABLE OF CONTENTS

PART I            FINANCIAL INFORMATION

Item 1            Consolidated Financial Statements (Unaudited)

                  Consolidated balance sheet - January 31, 2003

                  Consolidated statements of operations - Three months ended January 31, 2003, period from inception (November 13, 2001) to January 31, 2002 and cumulative November 13, 2001 to January 31, 2003

                  Consolidated statements of cash flow - Three months ended January 31, 2003, period from inception (November 13, 2001) to January 31, 2002 and cumulative November 13, 2001 to January 31, 2003

                  Notes to consolidated financial statements - January 31, 2003

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3            Controls and Procedures

PART II  OTHER INFORMATION

                  Other Information

                  Exhibits and Reports on Form 8-K

                  SIGNATURES

PART I - FINANCIAL INFORMATION

                             CDMI Productions, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                   (Unaudited)
                                January 31, 2003

ASSETS
Current assets:
  Cash                                                                       $  15,628
  Other current assets                                                             500
                                                                             ---------
       Total current assets                                                     16,128

Equipment:
  Rental equipment                                              $ 200,000
  Other equipment                                                   2,313
                                                                ---------
                                                                  202,313
  Accumulated depreciation                                        (29,151)     173,162
                                                                ---------    ---------
Total assets                                                                 $ 189,290
                                                                             =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current assets:
  Accrued expenses                                                           $  13,889
  Advance from affiliate                                                         2,000
  Loan payable - related party                                                   4,298
  Current portion of notes payable - related parties - Note 2                   23,360
                                                                             ---------
      Total current liabilities                                                 43,547

Deferred rental income - related party                                           8,596

Notes payable - related parties, less current portion                           77,640

Stockholders' Equity - Note 3:
  Preferred stock, $.01 par value, authorized 1,000,000
    shares, none issued and outstanding
  Common stock, $.01 par value, authorized
    50,000,000 shares, issued and outstanding
    6,340,000 shares                                               63,400
  Additional paid-in capital                                      248,260
  Deficit accumulated during the development stage               (252,153)
                                                                ---------
Total stockholders' equity                                                      59,507
                                                                             ---------
Total liabilities and stockholders' equity                                   $ 189,290
                                                                             =========


The accompanying notes are an integral part of this statement.

                             CDMI Productions, Inc.
                          (A Development Stage Company)
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                        Period        Cumulative
                                      Three months   Nov.13, 2001    Nov. 13, 2001
                                          ended     (inception) to  (inception) to
                                     Jan. 31, 2003   Jan 31, 2002   Jan. 31, 2003
                                     -------------   ------------   -------------
General and administrative expenses   $   (15,200)   $   (26,496)   $  (295,393)

Rental income, -- related party, net
  of related expense                        5,558                        44,240

Interest expense                           (1,000)                       (1,000)
                                      -----------    -----------    -----------

Net loss                              $   (10,642)   $   (26,496)   $  (252,153)
                                      ===========    ===========    ===========

Net loss per common share -- basic
  and diluted                         $      --      $     (0.01)   $     (0.07)

Weighted average common shares
  outstanding -- basic and diluted      6,113,333      2,169,689      3,381,854


The accompanying notes are an integral part of this statement.

                             CDMI Productions, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                               Period        Cumulative
                                          Three months      Nov.13, 2001    Nov. 13, 2001
                                              ended        (inception) to  (inception) to
                                          Jan. 31, 2003     Jan 31, 2002    Jan. 31, 2003
                                          -------------     ------------    -------------
Cash used in operating activities           $ (72,806)       $ (21,996)      $(186,017)
                                            ---------        ---------       ---------

Investing activities:
  Purchase or rental and other
    equipment                                                                 (202,313)
                                            ---------        ---------       ---------
Cash (used in) investing activities              --               --          (202,313)
                                            ---------        ---------       ---------

Financing activities:
  Advances (repayments)
    from affiliates                           (12,894)          30,000           6,298
  Issuance of common stock                                                     247,169
  Services and loans contributed
    In excess of common stock issued                                            50,491
  Borrowings from related parties             100,000                          100,000
                                            ---------        ---------       ---------
Cash provided by financing activities          87,106           30,000         403,958
                                            ---------        ---------       ---------

Net increase (decrease) in cash                14,300            8,004          15,628

Cash and cash equivalents at
  beginning of period                           1,328             --              --
                                            ---------        ---------       ---------

Cash and cash equivalents at
  end of period                             $  15,628        $   8,004       $  15,628
                                            =========        =========       =========

The accompanying notes are an integral part of this statement.

                             CDMI Productions, Inc.
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                January 31, 2003

1 -- Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements pursuant to Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2003 are not necessarily indicative of operating results that may be expected for the year ending October 31, 2003. For further information refer to the financial statements and footnotes included in Form 10-KSB for the period from inception to October 31, 2002 filed by the Company.

The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of the Company's business. The Company's ability to continue as a going concern is dependent on various factors including, among others, its ability to raise additional debt or equity financing. There is no assurance that such financing will be available or at terms the Company can meet. During the three months ended January 31, 2003, the Company continued to have negative cash flow from operations and a net loss. These losses have adversely impacted the Company's working capital position. Management has reduced its operating costs and believes that the Company will be able to raise additional debt or equity financing which will be sufficient to sustain operations through at least January 31, 2004. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount or classification of liabilities that may result from the outcome of the uncertainty.

2 -- Notes payable -- Related Parties

During the three months ended January 31, 2003, the Company borrowed an aggregate of $100,000 from affiliates of each of its two principal shareholders. The funds were used to pay accrued expenses and for additional working capital. The aggregate loans are payable in 36 monthly installments of approximately $3,500, including interest at an annual rate of 12%, commencing April 2003. At January 31, 2003, the outstanding balance includes $1,000 of unpaid interest.

3 -- Common stock

During the three months ended January 31, 2003, the Company issued 240,000 shares of common stock to affiliates of its principal shareholders in settlement of liabilities and issued 100,000 shares of common stock to its chief executive officer in payment of accrued compensation. These transactions resulted in credits of $3,400 to the common stock account and $30,600 to the additional paid-in capital account..

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion, other than historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including when and if the Company has significant operations. Consequently, actual results may vary from management's expectations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2003 AS COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2002.

Rental income, net of related expenses (depreciation) amounted to $5,558 for the three months ended January 31, 2003; there was no income for the same three months in the prior year. The Company purchased rental equipment and leased such equipment to a related party subsequent to January 31, 2002.

General and administrative expenses amounted to $15,200 for the three months ended January 31, 2003, compared to $26,496 for the same period in the prior year, a decrease of $11,296. This was the result of the Company's continuing reduction of operating expenses.

Interest expense amounted to $1,000 for the three months ended January 31, 2003; there was no comparable expense for the same period last year. Interest expense relates to notes to affiliates for borrowings during the three months ended January 31, 2003.

Liquidity and Capital Resources

Because the Company has no operations, it has attempted to restrict administrative costs to minimal levels necessary to effect corporate operations and securities filings. The Company's proposed activities would require raising additional capital. There is no assurance that the additional capital will be available. During the three months ended January 31, 2003, the Company borrowed an aggregate of $100,000 from affiliates of each of its two principal shareholders.

Item 3  Controls and Procedures.

As of January 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO/CFO (who is the same person), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in the Securities Act of 1934 Rules 13a-14 (c) and 15d-14(c). Based on that evaluation, the Company's management, including the CEO/CFO, concluded that the Company's disclosure controls and procedures were effective as of January 31, 2003. There have been no significant changes in the Company's internal controls or other factors that could significantly affect internal controls subsequent to January 31, 2003.

PART II
  .

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


                                       CDMI PRODUCTIONS, INC.


Dated:  February 24, 2003              /s/ Jack Brehm
                                       --------------------------------------
                                       Jack Brehm, President and
                                       Chief Financial Officer
                                       (Principal Accounting Officer)