Form 10QSB
period 2003-04-30
CDMI PRODUCTIONS INC
filed 2003-06-05
CIK 803034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

                  For the quarterly period ended April 30, 2003

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

Outstanding common stock, $.01 par value as of May 16, 2003: 6,358,750 shares

                             CDMI Productions, Inc.
                          (A Development Stage Company)
                                TABLE OF CONTENTS

PART I            FINANCIAL INFORMATION

Item 1            Consolidated Financial Statements (Unaudited)

                  Consolidated balance sheet - April 30, 2003

                  Consolidated statements of operations - Three months and six months ended April 30, 2003, three months ended April 30, 2002, period from inception (November 13, 2001) to April 30, 2002 and cumulative November 13, 2001 to April 30, 2003

                  Consolidated statements of cash flow - Six months ended April 30, 2003, period from inception (November 13, 2001) to April 30, 2003 and cumulative November 13, 2001 to April 30, 2003

                  Notes to consolidated financial statements - April 30, 2003

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3            Controls and Procedures

PART II           OTHER INFORMATION

                  Other Information

                  Exhibits and Reports on Form 8-K

                  SIGNATURES

PART I - FINANCIAL INFORMATION

                             CDMI Productions, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                   (Unaudited)
                                 April 30, 2003

ASSETS
Current assets:
  Cash                                                               $  57,087
  Rent receivable from affiliate                                         4,298
                                                                     ---------
       Total current assets                                             61,385

Equipment:
  Rental equipment                                   $  200,000
  Other equipment                                         2,313
                                                     ----------
                                                        202,313
  Accumulated depreciation                               36,487        165,826
                                                     ----------      ---------

Total assets                                                         $ 227,211
                                                                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accrued expenses                                                   $  26,306
  Advance from affiliate                                                 2,000
  Current portion of notes payable - related party                      16,668
                                                                     ---------
      Total current liabilities                                         44,974

Deferred rental income - related party                                   8,596

Notes payable - related party, less current portion                     35,332

Stockholders' Equity:
  Preferred stock, $.01 par value, authorized 1,000,000
    shares, none issued and outstanding
  Common stock, $.01 par value, authorized
    50,000,000 shares, issued and outstanding
    6,358,750 shares                                 $   63,588
  Additional paid-in capital                            368,447
  Deficit accumulated during the development stage     (293,726)
                                                     ----------
Total stockholders' equity                                             138,309
                                                                     ---------
Total liabilities and stockholders' equity                           $ 227,211
                                                                     =========



The accompanying notes are an integral part of this statement.

                             CDMI Productions, Inc.
                          (A Development Stage Company)
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                 Three months ended April 30,
                                                   2003               2002
                                                   ----               ----

General and administrative expenses            $  (43,848)        $  (61,275)

Rental income, - related party, net
  of related expense                                5,558              5,604

Interest expense                                   (1,500)
                                               ----------         ----------


Loss before income taxes                          (39,790)           (55,671)

State income taxes                                  1,783
                                               ----------         ----------

Net loss                                       $  (41,573)        $  (55,671)
                                               ==========         ==========

Net loss per common share - basic
  and diluted                                  $    (0.01)        $    (0.03)

Weighted average common shares
  outstanding - basic and diluted               6,352,500          2,169,689





The accompanying notes are an integral part of this statement.

                             CDMI Productions, Inc.
                          (A Development Stage Company)
                      Consolidated Statement of Operations
                                   (Unaudited)


                                                      Period       Cumulative
                                      Six months   Nov. 13, 2001  Nov. 13, 2001
                                        ended     (inception) to (inception) to
                                   April 30, 2003 April 30, 2002 April 30, 2003
                                   -------------- -------------- --------------

General and administrative expenses  $   (59,048)  $   (87,771)   $  (339,241)

Rental income, - related party, net
  of related expense                      11,116         5,604         49,798

Interest expense                          (2,500)                      (2,500)
                                     -----------   -----------    -----------

Loss before income taxes                 (50,432)      (82,167)      (291,943)

State income taxes                         1,783                        1,783
                                     -----------   -----------    -----------

Net loss                             $   (52,215)  $   (82,167)   $  (293,726)
                                     ===========   ===========    ===========

Net loss per common share - basic
  and diluted                        $     (0.01)  $     (0.04)   $     (0.08)

Weighted average common shares
  outstanding - basic and diluted      6,232,917     2,169,689      3,891,108





The accompanying notes are an integral part of this statement.

                             CDMI Productions, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                    Period           Cumulative
                                             Six months          Nov. 13, 2001      Nov. 13, 2001
                                               ended            (inception) to     (inception) to
                                           April 30, 2003       April 30, 2002     April 30, 2003
                                           --------------       --------------     --------------
Operating activities:
Cash used in operating activities            $ (83,001)           $  (66,281)       $ (196,212)
                                             --------------------------------------------------

Investing activities:
         Purchase or rental and other
           equipment                                                (201,641)         (202,313)
                                             --------------------------------------------------
Cash used in investing activities                    -              (201,641)         (202,313)
                                             --------------------------------------------------

Financing activities:
         Advances (repayments)
           from affiliates                     (21,490)              286,404            (2,298)
         Cash received for sale of stock                               2,169           247,169
         Cash received from affiliate from
           sale of stock                       110,250                                 110,250
         Services and loans contributed
           in excess of common stock issued                                             50,491
         Borrowings from related parties       100,000                                 100,000
         Repayments of borrowings -
           related parties                     (50,000)                                (50,000)
                                             --------------------------------------------------
Cash provided by financing activities          138,760               288,573           455,612
                                             --------------------------------------------------
Net increase in cash                            55,759                20,651            57,087

Cash and cash equivalents at
         beginning of period                     1,328                     -                 -
                                             --------------------------------------------------

Cash and cash equivalents at
         end of period                       $  57,087            $   20,651        $   57,087
                                             ==================================================





The accompanying notes are an integral part of this statement.

                             CDMI Productions, Inc.
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                 April 30, 2003

1 - Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements pursuant to Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended April 30,2003 are not necessarily indicative of operating results that may be expected for the year ending October 31, 2003. For further information refer to the financial statements and footnotes included in Form 10-KSB for the period from inception to October 31, 2002 filed by the Company.

The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of the Company's business. The Company's ability to continue as a going concern is dependent on various factors including, among others, its ability to raise additional debt or equity financing. There is no assurance that such financing will be available or at terms the Company can meet. During the three months ended April 30, 2003, the Company continued to have negative cash flow from operations and a net loss. These losses have adversely impacted the Company's working capital position. Management has reduced its operating costs and believes that the Company will be able to raise additional debt or equity financing which will be sufficient to sustain operations through at least April 30, 2004. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount or classification of liabilities that may result from the outcome of the uncertainty.


2 - Notes payable - related parties

During the six months ended April 30, 2003, the Company borrowed an aggregate of $100,000 from affiliates of each of its two principal shareholders. The funds were used to pay expenses and for additional working capital. During the three months ended April 30, 2003, the Company applied the balance, together with accrued interest, owing to one of the shareholders against the proceeds received from the shareholder as discussed in Note 3. The Company's rental equipment and lease payments thereon are pledged as collateral for the remaining loan. Such loan is payable in 36 monthly installments of approximately $1,750, including interest at an annual rate of 12%; payments were to commence April 2003. The creditor has agreed to temporarily defer the commencement date. At April 30, 2003, the outstanding balance includes $2,000 of unpaid interest and the current portion has been computed based on the original commencement date.

3 - Shareholders' equity

During the six months ended April 30, 2003, the Company issued:

     a. 240,000 shares of common stock to affiliates of its principal shareholders in settlement of liabilities.

     b. 100,000 shares of common stock to its chief executive officer in payment of accrued compensation.

     c.   18,750 shares of common stock to a consultant for services.

These transactions resulted in credits of $3,588 to the common stock account and $32,287 to the additional paid-in capital account. Common stock issued to the consultant has been expensed for the fair value of the common stock issued.

During the three months ended April 30, 2003 the Company's principal shareholder remitted to the Company the amount of gain ($110,250) realized by the shareholder from the sale of the Company's common stock as required pursuant to
Section 16 (b) of the Securities Act of 1934.
This amount was credited to additional paid-in capital.

Further, during the three months ended April 30, 2003, the Company issued the following:

     a. Options to its directors (who are not officers of the company) for the purchase of 80,000 shares of common stock at $.35 per share. The options expire in 2008.

     b. Options to consultants for the purchase of 168,750 shares of common stock at $.35 per share. The options expire between 2006 and 2008.

     c. An option for the purchase of 1,000,000 shares of common stock at a price commencing at $.35 per share, increasing to $.60 per share through September 2004.

The fair value of the options at date of grant of the options in b. and c. above is being charged to general and administrative expenses over the vesting period of the options. Options issued to directors of the Company in a. above are accounted for pursuant to Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", with the grant price equal to the fair value on the date of grant.

Pro forma operating information, giving effect to the fair value of the options in a. above has not been presented because the effect is not material.

The Company has also agreed to issue warrants for the purchase of 1,000,000 shares of common stock at $1.00 per share for services in connection with a transaction between the Company and a Chinese organization in the event the transaction is consummated. The exercise period for the warrant has not been determined.

The Company has the option to retain the services of a consultant for quarterly periods through February 2004 at a cost per quarter of 18,750 shares of common stock and an option for the purchase of 18,750 shares of common stock at $.35 per share for three years.

4 - Subsequent event

In May 2003, the Company purchased (from a company owned by a principal shareholder of the Company) for $50,000, the outstanding common stock of Luso American Securities Portugal - a Portuguese company (LUSO"). LUSO has no operations and its' assets consist principally of approximately $15,000 cash and $5,000 of office equipment. LUSO is expected to become a 40% owner of Cinema City, a proposed joint venture for the development of a motion picture and television production facility in Sintra, Portugal.







Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion, other than historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including when and if the Company has significant operations. Consequently, actual results may vary from management's expectations.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2003 AS COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 2002.

Rental income, net of related expenses (depreciation) amounted to $5,558 for the three months and $11,116 for the six months ended April 30, 2003. This compares to $5,604 for both the three months and six months ended April 30, 2002. The Company purchased rental equipment and leased such equipment to a related party during the second quarter of fiscal 2002.

General and administrative expenses amounted to $43,848 for the three months ended April 30, 2003 and $59,048 for the six months ended April 30, 2003. For the same periods in the prior year such expenses amounted to $61,275 for the three months ended April 30, 2002 and $87,771 for the six months ended April 30, 2002.

Such expenses for the prior year included legal and accounting costs in connection with the company's merger consummated in September 2002. In October 2002 the Company's officers/employees and consultant agreed not to receive compensation. Commencing in April 2003 the Company is paying a portion of the compensation and the balance is being accrued.

Interest expense amounted to $1,500 for the three months and $2,500 for the six months ended April 30, 2003. There was no comparable expense for the same period last year. Interest expense relates to notes to affiliates for borrowings during the six months ended April 30, 2003.

Liquidity and Capital Resources

Because the Company has no material operating revenues, it has attempted to restrict administrative costs to minimal levels necessary to effect corporate operations and securities filings. The Company's proposed activities would require raising additional capital. There is no assurance that the additional capital will be available. During the six months ended April 30, 2003, the Company borrowed an aggregate of $100,000 from affiliates of each of its two principal shareholders. In April 2003, the Company's principal shareholder remitted, after deducting the amount ($50,000) of the loan applicable to such shareholder, $110,250, to the Company representing the gain realized on the sale as required under Section 16 (b) of the Securities Act of 1934.


From October 2002 to March 2003, the Company's officers and consultant agreed not to receive compensation. In April 2003 the Company commenced paying its officers a portion of their compensation. The balance of such compensation and the unpaid consulting fees has been accrued.





Item 3   Controls and Procedures.

As of April 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO/CFO (who is the same person), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in the Securities Act of 1934 Rules 13a-14 (c) and 15d-14(c). Based on that evaluation, the Company's management, including the CEO/CFO, concluded that the Company's disclosure controls and procedures were effective as of April 30, 2003. There have been no significant changes in the Company's internal controls or other factors that could significantly affect internal controls subsequent to April 30, 2003.

PART II

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


                                            CDMI PRODUCTIONS, INC.


Dated:  June 4, 2003                        /s/ Jack Brehm
                                            -----------------------------------
                                            Jack Brehm, Chief Executive Officer
                                            and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of CDMI Productions, Inc. (the "Company") on Form 10-QSB for the period ending April 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jack Brehm, Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer) of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/   Jack Brehm

Jack Brehm
Chief Executive Officer and Chief Financial Officer
(Principal Accounting Officer)
June 4, 2003

                                                                    Exhibit 99.2


                CERTIFICATION OF PRINCIPAL EXECUTIVE AND OFFICERS
                       PURSUANT TO RULES 13a-14 AND 15d-14
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934


         I, Jack Brehm, Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer), certify that::

         1. I have reviewed this quarterly report on Form 10-QSB of CDMI Productions, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. I am the registrant's only certifying officer. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. I am the registrant's only certifying officer and I have disclosed, based on my most recent evaluation, to the registrant's auditors and the registrant's board of directors (or persons performing the equivalent functions):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. I am the registrant's only certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/   Jack Brehm

Jack Brehm
Chief Executive Officer and Chief Financial Officer
(Principal Accounting Officer)
June 4, 2003