Form 10QSB
period 2003-07-31
CDMI PRODUCTIONS INC
filed 2003-08-27
CIK 803034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

                  For the quarterly period ended July 31, 2003

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

Outstanding common stock, $.01 par value as of August 22, 2003: 6,358,750 shares

                             CDMI Productions, Inc.
                          (A Development Stage Company)
                                TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION

Item 1     Consolidated Financial Statements (Unaudited)

           Consolidated balance sheet - July 31, 2003

           Consolidated statements of operations - Three months and nine months ended July 31, 2003, three months ended July 31, 2002, period from inception (November 13, 2001) to July 31, 2002 and cumulative November 13, 2001 to July 31, 2003

           Consolidated statements of cash flow - Nine months ended July 31, 2003, period from inception (November 13, 2001) to July 31, 2002 and cumulative November 13, 2001 to July 31, 2003

           Notes to consolidated financial statements - July 31, 2003

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3     Controls and Procedures

PART II  OTHER INFORMATION

           Other Information

           Exhibits and Reports on Form 8-K

           SIGNATURES

PART I - FINANCIAL INFORMATION

                             CDMI Productions, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                   (Unaudited)
                                  July 31, 2003

ASSETS
Current assets:
  Cash                                                                           $    15,641
  Receivable from affiliate                                                            1,250
                                                                                 -----------
       Total current assets                                                           16,891

Equipment:
  Rental equipment                                           $   200,000
  Other equipment                                                  7,313
                                                             -----------
                                                                 207,313
  Accumulated depreciation                                        43,823             163,490
                                                             -----------         -----------

Total assets                                                                     $   180,381
                                                                                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accrued expenses                                                                $   55,357
  Advance from affiliate                                                               2,000
  Current portion of notes payable - related party                                    16,155
                                                                                  -----------
      Total current liabilities                                                       73,512

Deferred rental income - related party                                                 4,298

Notes payable - related party, less current portion                                   34,615


Stockholders' Equity:
  Preferred stock, $.01 par value, authorized 1,000,000
    shares, none issued and outstanding
  Common stock, $.01 par value, authorized
    50,000,000 shares, issued and outstanding
    6,358,750 shares                                       $      63,588
  Additional paid-in capital                                     380,072
  Deficit accumulated during the development
     stage                                                      (375,704)
                                                                ---------
Total stockholders' equity                                                             67,956
                                                                                  -----------
Total liabilities and stockholders' equity                                        $   180.381
                                                                                  ===========



The accompanying notes are an integral part of this statement.

                             CDMI Productions, Inc.
                          (A Development Stage Company)
                      Consolidated Statement of Operations
                                   (Unaudited)

                                               Three months ended July 31,
                                               ---------------------------
                                               2003                   2002
                                               ----                   ----

General and administrative expenses           (86,306)            $  (83,857)

Rental income, - related party, net
  of related expense                            5,558                  5,604

Interest expense                               (1,030)
                                            ---------              ---------

Loss before income taxes                      (81,778)               (78,253)

State income taxes                                200
                                            ---------              ---------

Net loss                                    $ (81,978)            $  (78,253)
                                            =========             ==========

Net loss per common share - basic
  and diluted                               $   (0.01)            $    (0.04)

Weighted average common shares
  outstanding - basic and diluted           6,358,750              2,169,689







The accompanying notes are an integral part of this statement.

                             CDMI Productions, Inc.
                          (A Development Stage Company)
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                              Cumulative
                                                           Period from           from
                                        Nine months       Nov. 13, 2001      Nov. 13, 2001
                                           ended         (inception) to      (inception) to
                                       July 31, 2003      July 31, 2002      July 31, 2003
                                      -------------       -------------      -------------
General and administrative expenses    $  (145,354)        $  (171,628)       $  (425,547)

Rental income, - related party, net
  of related expense                        16,674              11,208             55,356

Interest expense                            (3,530)                 --             (3,530)
                                       -----------          ----------        -----------

Loss before income taxes                  (132,210)           (160,420)          (373,721)

State income taxes                           1,983                  --              1,983
                                       -----------          ----------        -----------

Net loss                               $  (134,193)         $ (160,420)       $  (375,704)
                                       ===========          ==========        ===========

Net loss per common share - basic
  and diluted                          $     (0.02)           $  (0.07)       $     (0.09)

Weighted average common shares
  outstanding - basic and diluted        6,274,961           2,169,689          4,252,326





The accompanying notes are an integral part of this statement.

                             CDMI Productions, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                             Cumulative
                                                                          Period from           from
                                                       Nine months       Nov. 13, 2001      Nov. 13, 2001
                                                          ended         (inception) to      (inception) to
                                                      July 31, 2003      July 31, 2002      July 31, 2003
                                                     -------------       -------------      -------------
Operating activities:
Cash used in operating activities                    $   (118,217)      $    (112,410)       $   (231,428)
                                                     ----------------------------------------------------

Investing activities:
         Purchase or rental and other
            equipment                                      (5,000)           (202,313)           (207,313)
                                                     ----------------------------------------------------
Cash used in investing activities                          (5,000)           (202,313)           (207,313)
                                                     ----------------------------------------------------

Financing activities:
         Advances (repayments)
             from affiliates                              (21,490)            320,098              (2,298)
         Cash received for sale of stock                        -               2,169             247,169
         Cash received from affiliate from
             sale of stock                                110,250                   -             110,250
          Services and loans contributed
             in excess of far value of
             common stock issued                                -                   -              50,491
          Borrowings from related parties                 100,000                   -             100,000
          Repayments of borrowings -
            related parties                               (51,230)                  -             (51,230)
                                                     ----------------------------------------------------
Cash provided by financing activities                     137,530             322,267             454,382
                                                     ----------------------------------------------------
Net increase in cash                                       14,313               7,544              15,641

Cash and cash equivalents at
   beginning of period                                      1,328                   -                   -
                                                     ----------------------------------------------------

Cash and cash equivalents at
   end of period                                         $ 15,641        $      7,544        $     15,641
                                                     ====================================================





The accompanying notes are an integral part of this statement.

                             CDMI Productions, Inc.
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                  July 31, 2003

1 - Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements pursuant to Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended July 31,2003 are not necessarily indicative of operating results that may be expected for the year ending October 31, 2003. For further information refer to the financial statements and footnotes included in Form 10-KSB for the period from inception to October 31, 2002 filed by the Company.

The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of the Company's business. The Company's ability to continue as a going concern is dependent on various factors including, among others, its ability to raise additional debt or equity financing. There is no assurance that such financing will be available or at terms the Company can meet. During the three months ended July 31, 2003, the Company continued to have negative cash flow from operations and a net loss. These losses have adversely impacted the Company's working capital position. Management has reduced its operating costs and believes that the Company will be able to raise additional debt or equity financing which will be sufficient to sustain operations through at least July 31, 2004. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount or classification of liabilities that may result from the outcome of the uncertainty.

2 - Acquisition

In May 2003, the Company purchased (from a company owned by a principal shareholder of the Company) for $50,000, the outstanding common stock of Luso American Securities Portugal - a Portuguese company (LUSO"). LUSO has no operations or liabilities and its' assets consisted of approximately $15,000 cash and $5,000 of office equipment. LUSO is expected to become a 40% owner of Cinema City, a proposed joint venture for the development of a motion picture and television production facility in Sintra, Portugal. The excess ($30,000) of the purchase price over the aforementioned assets has been charged to expense in the quarter ended July 31, 2003. There is no indication of any future value applicable to such amount. To continue the business objectives associated with the Cinema City venture the Company needed a subsidiary operating in Portugal. The purchase price reflected an estimate of the cost of setting up the subsidiary and the benefit of having it available at the present time through the acquisition as opposed to starting up a new Portugal subsidiary.

3 - Notes payable - related parties

During the nine months July 31, 2003, the Company borrowed an aggregate of $100,000 from affiliates of each of its two principal shareholders. The funds were used to pay expenses and for additional working capital. During the nine months ended July 31, 2003, the Company applied the proceeds received from one of the shareholders (as discussed in Note 4) against the balance, together with accrued interest, owing to that shareholder. The Company's rental equipment and lease payments thereon are pledged as collateral for the remaining loan. Such loan is payable in 36 monthly installments of approximately $1,760, including interest at an annual rate of 12%; starting in July 2003.

4 - Shareholders' equity

During the nine ended July 31, 2003, the Company issued:

     a. 240,000 shares of common stock to affiliates of its principal shareholders in settlement of accrued liabilities.
     b. 100,000 shares of common stock to its chief executive officer in payment of accrued compensation.
     c.   18,750 shares of common stock to a consultant for services.

These transactions resulted in an increase of $3,588 to common stock and $32,287 to additional paid-in capital. Common stock issued to the consultant has been expensed based on the fair value of the common stock at the date of issuance.

During the nine months ended July 31, 2003 the Company's principal shareholder remitted to the Company the amount of gain ($110,250) realized by the shareholder from the sale of the Company's common stock as required pursuant to
Section 16 (b) of the Securities Act of 1934.
This amount was credited to additional paid-in capital.

Further, during the nine months ended July 31, 2003, the Company issued the following:

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

The fair value of the options at date of grant of the options in b. and c. above is being charged to general and administrative expenses over the vesting period of the options. Options issued to directors of the Company in a. above are accounted for pursuant to Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", and the grant price equaled to the fair value on the date of grant.

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

The Company had the option to retain the services of a consultant for quarterly periods through February 2004 for the issuance of shares and options for common stock. The agreement was terminated during the quarter ended July 31, 2003 and no further shares or options are issuable.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion, other than historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including when and if the Company has significant operations. Consequently, actual results may vary from management's expectations.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2003 AS COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED JULY 31, 2002.

Rental income, net of related expenses (depreciation) amounted to $5558 for the three months and $16,674 for the nine months ended July 31, 2003. This compares to $5,604 for the three months and $11,208 for the nine months ended July 31, 2002. The Company purchased rental equipment and leased such equipment to a related party during the second quarter of fiscal 2002.

General and administrative expenses amounted to $86,306 for the three months ended July 31, 2003 and $145,354 for the nine months ended July 31, 2003. For the same periods in the prior year such expenses amounted to $83,857 for the three months ended July 31, 2002 and $171,628 for the nine months ended July 31, 2002.

Such expenses for the prior year included legal and accounting costs in connection with the company's merger consummated in September 2002. In October 2002 the Company's officers/employees and consultant agreed not to receive compensation. Commencing in April 2003 the Company is paying a portion of the compensation and the balance is being accrued. In connection with the acquisition of a subsidiary in Portugal during the three months ended July 31, 2003, approximately $30,000 of start up costs was incurred and charged to general and administrative expenses.

Interest expense amounted to $1,030 for the three months and $3,530 for the nine months ended July 31, 2003. There was no comparable expense for the same period last year. Interest expense relates to notes to affiliates for borrowings during the nine months ended July 31, 2003.

Liquidity and Capital Resources

Because the Company has no material operating revenues, it has attempted to restrict administrative costs to minimal levels necessary to effect corporate operations and securities filings. The Company's proposed activities would require raising additional capital. There is no assurance that the additional capital will be available. During the nine months ended July 31, 2003, the Company borrowed an aggregate of $100,000 from affiliates of each of its two principal shareholders. In April 2003, the Company's principal shareholder remitted, after deducting the amount ($50,000) of the loan applicable to such shareholder, $110,250, to the Company representing the gain realized on the sale as required under Section 16 (b) of the Securities Act of 1934.


From October 2002 to March 2003, the Company's officers and consultant agreed not to receive compensation. In April 2003 the Company commenced paying its officers a portion of their compensation. The balance of such compensation and the unpaid consulting fees has been accrued.




Item 3. Controls and Procedures.

As of July 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO/CFO (who is the same person), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in the Securities Act of 1934 Rules 13a-14 (c) and 15d-14(c). Based on that evaluation, the Company's management, including the CEO/CFO, concluded that the Company's disclosure controls and procedures were effective as of April 30, 2003. There have been no significant changes in the Company's internal controls or other factors that could significantly affect internal controls subsequent to July 31, 2003.

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

Form 8-K

Form 8-K was filed June 2, 2003 with respect to Item 5. Other Events.

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


                                        CDMI PRODUCTIONS, INC.


Dated: August 25, 2003                  /s/ Jack Brehm
                                        ---------------------------------------
                                        Jack Brehm, Chief Executive Officer and
                                        Chief Financial Officer
                                        (Principal Accounting Officer)