Form 10KSB
period 2003-10-31
CDMI PRODUCTIONS INC
filed 2004-02-12
CIK 803034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

                   For the fiscal year ended October 31, 2003

                         Commission File Number 0-15382

                             CDMI PRODUCTIONS, INC.
                    (Exact name as specified in its charter)

          New York                                          13-3341562
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

19731 Nordhoff St.
Northridge, CA                                              91324
(Address of principal executive office)                     (Zip Code)

Registrant's telephone number:              (818) 407-7800

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

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB. [x]

Registrant had no material revenues during the year ended October 31, 2003.

Aggregate market value of Registrants' voting and non-voting common equity held by non-affiliates as of October 31, 2003 - approximately $715,000

Outstanding common stock, $.01 par value as of January 23, 2004: 6,358,750 shares

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

Pursuant to the September 13, 2002 Agreement, the Company issued 1,500,000 shares of common stock to CDM Interactive, Inc. and 950,000 shares to Southridge Group, LLC ("Southridge") for $.10 per share in cash and issued 2,169,689 shares of common stock for all the issued and outstanding stock of CDMI - Delaware. Southridge repaid the Company $55,000 as partial payment of a note receivable and the balance of the note, approximately $99,000, was credited to Southridge as payment for investment banking and other fees related to the transaction.

The accounting treatment is that of the purchase method of accounting for business combinations using the reverse acquisition method, with CDMI - Delaware being the accounting acquirer under accounting principles generally accepted in the United States. The assets and liabilities of the Company consist primarily of cash and accrued expenses and are combined with those of CDMI - Delaware at fair value, which is the same as historical cost. The statements of operations subsequent to the combination will be those of the CDMI - Delaware. At the date of the Agreement, the Company had no operations. The Company's latest fiscal year ended February 28, 2002 and CDMI - Delaware's initial fiscal year ended October 31, 2002.

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

During fiscal 2003, The Company purchased (from a company owned by a principal shareholder of the Company) for $50,000, 100% of the outstanding common stock of Luso American Securities - a Portuguese company ("LUSO"). LUSO has no operations and its' assets consisted of cash of approximately $15,000 in cash and $5,000 of office equipment. LUSO is expected to own a minority interest in Cinema City, a proposed joint venture for the development of a motion picture and television production facility in Sintra, Portugal. The excess of the purchase price over the aforementioned assets of LUSO was charged to expense at the time of acquisition. To conduct the business objectives associated with the Cinema City venture the Company needed a subsidiary operating in Portugal. The purchase price reflected an estimate of the cost of setting up the subsidiary and the benefit of having it available at that time through the acquisition as opposed to starting a new Portuguese subsidiary.


ITEM 2. Description of Property

As of October 31, 2003, Registrant did not and currently does not own or lease any real property. The Registrant occupies office space on a month to month basis for $500 per month from a company controlled by Carlos D. De Mattos.

At October 31, 2003, the Company owned lighting equipment, which is being leased to the lessor described in the preceding paragraph under an operating lease.


ITEM 3. Legal Proceedings

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None


PART II

ITEM 5. Market for Company's Common Equity and Related Stockholder Matters

The Registrant is authorized to issue 50,000,000 shares of common stock, $.01 par value, of which 6,358,750 were issued and outstanding at October 31, 2003. On that date, the Company's common stock was held by approximately 161 beneficial owners.

To our knowledge there has been only minimal trading in the Company's common stock for the calendar years 2001, 2002 or for the period from January 1 to October 31, 2003. Our common stock is traded on the Over-the Counter Bulletin Board market under the symbol "CDMP" since September 2002 and "GAMN" prior thereto. The following table sets forth the high and low closing bid quotations for the common stock as reported by Pink Sheets, LLC and the NASDAQ Historical Data Service for the periods indicated. These quotations represent interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                     YEAR ENDED               YEAR ENDED         PERIOD ENDED
                  December 31, 2001       December 31, 2002    October 31, 2003

                  High         Low        High        Low      High         Low
                  -----        ---        ----        ----     ----         ---
1st Quarter       1.75        0.3437      0.44        0.31     1.01         0.35
2nd Quarter       0.30        0.30        0.45        0.24     1.25         0.70
3rd  Quarter      0.47        0.35        0.75        0.24     1.05         0.25
4th Quarter       0.455       0.25        0.44        0.24     1.05         0.22

The Company has not declared or paid any cash dividends on the common stock and does not anticipate that any cash dividends will be paid in the foreseeable future.

Recent Sales of Unregistered Securities

Since February 28, 2002 (latest fiscal year end of Gamogen) the Company made the following sales of stock without registration under the Securities Act of 1933 (the "Securities Act").

We issued shares of the Company's common stock to the following, for the consideration set forth below:
     1,500,000 shares of common stock to CDM Interactive, Inc. for $150,000. 950,000 shares of common stock to Southridge Group, LLC for $95,000. 2,169,689 shares of common stock to CDM Interactive, Inc. in exchange for the issued outstanding shares of the common stock of CDMI Productions, Inc. (Delaware company).

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

The present business of the Company commenced November 2001, therefore there is no comparison of the year ended October 31, 2002 with the prior year.

RESULTS OF OPERATIONS FOR THE YEAR ENDED OCTOBER 31, 2003 AS COMPARED TO THE PERIOD FROM NOVEMBER 13, 2001 (INCEPTION) TO OCTOBER 31, 2002.

Because the Company has no significant operations, it is restricting its administrative costs necessary to effect corporate operations. From November 2002 to April 2003 the Company's officers and consultants did not receive any compensation and performed services without compensation. Such services were minor. From May 2003 to October 2003, the Company's officers received a portion of their compensation and a consultant received no payment for services rendered; the balance of the officers' compensation and the amount of the consultant's compensation for that period commencing May 2003 have been accrued.

General and administrative expenses amounted to $200,573 for the year ended October 31, 2003 and $258,378 for the period from November 13, 2001 to October 31, 2002.. The reduction of such expenses in the current year resulted principally from reduced payroll costs from the reduction of personnel and the reduced compensation of officers. In the current year the Company acquired 100% of the stock of a company located in Portugal; in connection therewith approximately $30,000 start up costs were incurred and charged to general and administrative expenses. Further, in fiscal 2002 the Company was engaged in the development of a motion picture, the project was discontinued and costs of approximately $68,000 were expensed as part of general and administrative expenses; no such costs were incurred in the current fiscal year.

Rental income, net of related expense was $22,322 for the year ended October 31, 2003 compared to $16,867 for the 2002 period. The increase is due to the fact that the lease began in the second quarter of 2002.

Interest expense amounted to $5,546 in the current year as a result of borrowings during the year. There were no borrowings and therefor no such expense in the prior year.

The Company incurred a net loss of $186,070 in fiscal 2003 and $241,511 in fiscal 2002. The decrease in the net loss was primarily the result of reduced expenses as discussed above.

Historically, the Company's primary source of liquidity has been funds raised from capital offerings to existing stockeholders and borrowings from related parties. The Company used

$33,566 cash in operating activities in fiscal 2003 and $113,211 in fiscal 2002. In fiscal 2002 the Company used $202,313 in investing activities for the purchase of rental and other equipment, in fiscal 2003 $5,000 was used. In fiscal 2003 the Company borrowed an aggregate of $100,000 from affiliates of each of its two principal stockholders. In April 2003, the Company's principal stockholder remitted, after deducting the amount ($50,000) of a loan applicable to the shareholder, $110,250 to the Company representing all profits realized on the prohibited sale of the Company's common stock as required under Section 16
(b) of the Securities Act of 1934. In fiscal 2002 the Company sold common stock for $247,169 and borrowed $19,192 from related parties in 2002 to provide for the funding of operating cash losses and purchases of rental and other equipment.

The Company believes it has access to additional sources of debt to fund working capital needs through October 31, 2004. The Company will require substantial additional funds in order to expand its equipment leasing operations and develop and produce motion pictures, product development, marketing and ongoing operations. However, there can be no assurance that additional debt or capital resources will be available to the Company. As in the prior year, the Company's accountants had added a going concern paragraph to their opinion, noting given operating losses incurred since inception and a working capital deficiency, there is substantial doubt about the Company's ability to continue as a going concern.

Critical Accounting Policies and Use of Estimates

The Company's significant accounting policies are described in Note 2 to the Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the financial statements, the Company is required to make estimates and judgements which affect the results of operations and the reported value of assets and liabilities. Actual results may differ from these estimates.

New Accounting Pronouncements
See Note 2 Summary of Significant Accounting Policies for discussion of the Company's adoption of new accounting pronouncements.

ITEM 7 - FINANCIAL STATEMENTS


                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
CDMI Productions, Inc.


We have audited the accompanying consolidated balance sheet of CDMI Productions, Inc. (a development stage company) as of October 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended October 31, 2003, the period from November 13, 2001 (inception) to October 31, 2002 and for the cumulative period from November 13, 2001 (inception) to October 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CDMI Productions, Inc. at October 31, 2003, and the consolidated results of its operations and its cash flows for the year ended October 31, 2003, the period from November 13, 2001 (inception) to October 31, 2002 and for the cumulative period from November 13, 2001 (inception) to October 31, 2003, in conformity with accounting principles generally accepted in the United States.

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


                                                          /S/ERNST & YOUNG LLP

Los Angeles, California
January 7, 2004

                             CDMI Productions, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                October 31, 2003

ASSETS
Current assets:
  Cash and cash equivalents                                             $21,854
  Receivable from affiliate                                               1,250
                                                                          -----
     Total current assets                                                23,104
Equipment:
  Rental equipment                                      $200,000
  Other equipment                                          6,396
                                                           -----
                                                         206,396
  Accumulated depreciation                                51,975        154,421
                                                          ------        -------
Total assets                                                           $177,525
                                                                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accrued liabilities                                                   $88,219
  Advances from affiliates                                                5,000
  Deferred rental income - related party                                  4,298
  Current portion of note payable- related party                         16,234
                                                                         ------
        Total current liabilities                                       113,751

Deferred rental income - related party                                    4,298

Note payable-related party, less current portion                         31,772

Stockholders' Equity:
   Preferred stock, $0.01 par value -
     5,000,000 shares authorized,
      none issued and outstanding
  Common stock,  $0.01 par value,
      50,000,000 shares authorized,
       6,358,750 shares issued and
       outstanding                                       $63,588
  Additional paid-in capital                             391,697
  Deficit accumulated during development
     stage                                              (427,581)
                                                        --------
Total stockholders' equity                                               27,704
                                                                         ------
Total liabilities and stockholders'
  equity                                                               $177,525
                                                                       ========


See accompanying notes.

                             CDMI Productions, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                                          Cumulative
                                                                    Period from           Period from
                                                                 November 13, 2001     November 13, 2001
                                               Year ended         (inception) to         (inception) to
                                            October 31, 2003     October 31, 2002       October 31, 2003
                                            ----------------     ----------------       ----------------
General and administrative expenses            $(200,573)           $(258,378)             $(458,951)

Rental income - related party                     51,576               38,682                 90,258

Rental expense - depreciation                    (29,344)             (21,815)               (51,159)

Interest expense                                  (5,546)                 -                   (5,546)
                                                  ------                -----                 ------

Loss before income taxes                        (183,887)            (241,511)             $(425,398)

State income taxes                                 2,183                    -                  2,183
                                                   -----                -----                  -----

Net loss                                       $(186,070)           $(241,511)             $(427,581)
                                               =========            =========              =========

Net loss per common share - basic
  and diluted                                     $(0.03)              $(0.09)                $(0.09)

Weighted average common shares
  outstanding - basic and diluted              6,294,271            2,648,478              4,520,346

See accompanying notes.

                             CDMI Productions, Inc.
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity


                                                                                                           Deficit
                                                                      Subscription                       Accumulated
                                                Common stock         Receivable from       Additional      During
                                                ------------         Stockholder for        Paid-in      Development
                                            Shares       Amount       Common Stock          Capital         Stage        Total
                                            ------       ------       ------------          -------         -----        -----
Balance at  November 13, 2001
  (inception)
    Common stock subscribed for
      subscription receivable on
      November 13, 2001                   2,169,689      $2,169         $(2,169)                                         $   -
    Cash received for subscription
       on March 26, 2002                                                  2,169                                           2,169
    Sale of common stock on
       September 13, 2002                 2,450,000      24,500                             $220,500                    245,000
    Balances of
       CDMI Productions, Inc.
       (formerly Gamogen, Inc.)
       at date of merger                  1,380,311      13,803                            1,612,160                  1,625,963
    Reclassification of equity
      accounts for merger                                19,528                           (1,665,491)                (1,645,963)
    Services and loans contributed
       in excess of common stock
       issued                                                                                 50,491                     50,491
   Net loss for period from
     inception (November 13, 2001)
     to October 31, 2002                                                                                 (241,511)     (241,511)
                                         ---------------------------------------------------------------------------------------
Balance at October 31, 2002              6,000,000       60,000              -               217,660     (241,511)       36,149
   Common stock issued to
     affiliates of principal
     stockholders in settlement
     of accrued liabilities                240,000        2,400                               21,600                     24,000
   Common stock issued to
     officer in payment of
     accrued compensation                  100,000        1,000                                9,000                     10,000
   Common stock issued to
     consultant for services                18,750          188                                1,687                      1,875
   Amortization of fair value
     of stock options issued                                                                  31,500                     31,500
   Gain realized by principal
     Stockholder from prohibited
     sale of  common stock of the
     Company                                                                                 110,250                    110,250
   Net loss for the year ended
     October 31, 2003                                                                                     (186,070)    (186,070)
                                         ---------------------------------------------------------------------------------------
Balance at October 31, 2003              6,358,750      $63,588              -              $391,697     $(427,581)     $27,704
                                         =========      =======                             ========     =========      =======

See accompanying notes.

                             CDMI Productions, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                              Cumulative
                                                                         Period from          Period from
                                                                      November 13, 2001    November 13, 2001
                                                      Year ended       (inception) to       (inception) to
                                                  October 31, 2003    October 31, 2002     October 31, 2003
                                                  ----------------    ----------------     ----------------
Operating Activities:
Net loss during development stage                     $(186,070)         $(241,511)           $(427,581)
Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation                                        30,160             21,815               51,975
     Stock compensation expense                          31,500                -                 31,500
     Stock issued to consultant                           1,875                -                  1,875
     Changes in operating assets and liabilities:
          Other current assets                              500               (500)                 -
          Accrued liabilities                             3,830             90,389               94,219
         Receivable from affiliate                       (1,250)               -                 (1,250)
         Deferred rental income                             -                8,596                8,596
          Other liabilities                                 -                8,000                8,000
                                                          -----              -----                -----

Net cash used in operating activities                  (119,455)          (113,211)            (232,666)
                                                       --------           --------             --------
Investing Activities:
Purchase of rental and other equipment                   (4,083)          (202,313)            (206,396)
                                                         ------           --------             --------
Net cash used in investing activities                    (4,083)          (202,313)            (206,396)
                                                         ------           --------             --------
Financing Activities:
 Advances (repayments) from affiliates                  (14,192)            19,192                5,000
Sale of common stock                                                       247,169              247,169
Cash received from affiliate from sale of stock          60,250                -                 60,250
Services and loans contributed in excess
  of fair value of common stock issued                                      50,491               50,491
Borrowings from related parties                         100,000                -                100,000
Repayment of borrowings-related parties                  (1,994)               -                 (1,994)
                                                         ------             ------               ------

Net cash provided by financing activities               144,064            316,852              460,916
                                                        -------            -------              -------

Net increase in cash and cash equivalents                20,526              1,328               21,854

Cash and cash equivalents at
    beginning of period                                   1,328                -                    -
                                                         ------             ------               ------
Cash and cash equivalents at
    end of period                                       $21,854             $1,328              $21,854
                                                        =======             ======              =======
Schedule of Non-Cash Transactions:
  Settlement of borrowings from affiliates              $50,500                                 $50,500
  Stock issued for liabilities                           34,000                                  34,000

See accompanying notes.

                             CDMI Productions, Inc.
                          (A Development Stage Company

                   Notes to Consolidated Financial Statements


1 - ORGANIZATION AND BASIS OF PRESENTATION

CDMI Productions, Inc. (formerly Gamogen, Inc. - "Company" or "CDMI") was incorporated on March 17, 1986 and since September 1999 had no operations. On September 13, 2002 the Company consummated an Agreement and Plan of Merger ("Agreement") and the following transactions took place:

     1. The Company sold 950,000 shares of common stock to its principal shareholder and 1,500,000 shares to the parent company of CDMI Productions, Inc. (a Delaware company) ("CDMI Delaware") at closing of the merger, in each case for $0.10 per share.
     2. The Company received $55,000 in December 2001 as a partial payment of a note receivable from its principal shareholder. At closing, the balance of the note was forgiven for investment banking and similar services provided by the principal shareholder. The note bore interest at 6-1/2 % a year and was due in November 2002.
     3. The Company issued 2,169,689 shares of common stock in exchange for all the outstanding shares of CDMI Delaware, which became a wholly owned subsidiary of the Company.
     4.   The Company changed its name from Gamogen, Inc. to CDMI Productions,
          Inc.

The Merger has been accounted for as a business combination using the reverse acquisition method, with CDMI - Delaware being the acquirer for accounting purposes. The assets and liabilities of the Company (primarily cash and accrued expenses) have been be combined with those of CDMI Delaware at historical cost which was the same as fair value. The accounting treatment for the merger was the purchase method of accounting with no change in the recorded amount of assets and liabilities of either company since fair value and historical cost were the same. The statement of operations and of cash flows of the Company represents the operations of CDMI - Delaware since its inception on November 13, 2001 and Gamogen since the date of merger, September 13, 2002.

The Company is a development stage company. During fiscal 2002 it began leasing specialized equipment to the entertainment industry; the Company intends to be a provider of sound stages and production facilities to the entertainment industry worldwide. In addition, the Company may expand its equipment leasing business and may develop and produce full-length motion pictures through autonomous entities. To date, the Company has not been able to obtain the funds required for these purposes. There is no assurance that the Company will be able to raise the required funds, or even if those activities take place, there will be sufficient revenues to earn any income therefrom.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared on a going-concern basis which contemplates the realization of assets, and the satisfaction of liabilities in the normal course of the Company's business. The Company's ability to continue as a going concern is dependent upon various factors including, among others, its ability to raise additional debt or equity financing. For the year ended October 31, 2003 and for the initial period ended October 31, 2002, the Company had a net loss of $186,070 and $241,511, respectively and cash deficit from operations of $117,455 and $113,211, respectively. The losses have adversely impacted the Company's working capital. Management has reduced its operating costs and believes that it will be able to raise additional debt or equity financing which will be sufficient to sustain anticipated operations through October 31, 2004. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount or classification of liabilities that may result from the outcome of this uncertainty.

The Company will require substantial additional funds in order to expand its equipment leasing operations and develop and produce motion pictures, product development, marketing and ongoing operations. There is no assurance that such financing will be available or at terms which the Company can meet.

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

There were no common stock equivalents outstanding for the year ended October 31, 2003 or for the period November 13, 2001 (inception) to October 31, 2002. Accordingly, a reconciliation of basic to diluted loss per share is omitted since diluted loss per share equals basic loss per share for those periods.

INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactment of changes in the tax law or rates. The Company's available deferred tax asset of approximately $150,000 arising primarily from the accumulated operating loss carryforwards, has not been reflected in the financial statements because a deferred tax valuation allowance has been recorded for the entire amount. The Company's federal net operating losses of approximately $380,000 begin expiring in 2021.

RECLASSIFICATIONS

Certain reclassifications have been made in the statement of operations for the period from November 13, 2001 (inception) to October 31, 2002 to conform to the current year's presentation. The reclassifications had no effect on net loss.

3. ACQUISITION

In May 2003, the Company purchased (from a company owned by a principal shareholder of the Company) for $50,000, 100% of the outstanding common stock of Luso American Securities Portugal - a Portuguese company (LUSO"). LUSO has no operations or liabilities and its' assets consisted of approximately $15,000 cash and $5,000 of office equipment. LUSO is expected to own a minority interest in Cinema City, a proposed joint venture for the development of a motion picture and television production facility in Sintra, Portugal. The excess (approximately $30,000) of the purchase price over the aforementioned assets has been charged to expense in fiscal 2003. There is no indication of any future value applicable to such amount. To conduct the business objectives associated with the Cinema City venture the Company needed a subsidiary operating in Portugal. The purchase price reflected an estimate of the cost of setting up the subsidiary and the benefit of having it available at that time through the acquisition as opposed to starting up a new Portugal subsidiary.

4. RENTAL AND OTHER EQUIPMENT

Rental and other equipment is stated at cost. Depreciation is provided using the straight-line method of depreciation over the estimated useful lives of the related assets (rental equipment - seven years and other equipment - three years).

During fiscal 2002, the Company purchased approximately $200,000 of lighting equipment for cash and leased the equipment under an operating lease for a five year term (at an annual rental of $51,576) to a company in which Carlos D. De Mattos is a minority shareholder. A company controlled by Carlos D. De Mattos is the Company's principal stockholder. A company controlled by Mr. De Mattos purchased the equipment from an unrelated party and the Company immediately purchased the equipment from Mr. De Mattos by reimbursing that company for the cost thereof. The lease provides an option for the lessee to purchase the equipment at the end of the lease for its then fair market value.

5. RELATED PARTY TRANSACTIONS

During the year ended October 31, 2003, the Company borrowed an aggregate of $100,000 from affiliates of each of its two principal stockholders. The funds were used to pay expenses and for additional working capital. During the year, the Company applied the proceeds received from one of the shareholders (as discussed in Note 6) against the balance, together with accrued interest, owed to that stockholder. The Company's rental equipment and lease payments thereon are pledged as collateral for the remaining loan. Such loan is payable in 36 monthly installments of approximately $1,760, including interest at an annual rate of 12%, starting in July 2003.

General and administrative expenses include approximately $42,000 (year ended October 31, 2003) and $52,000 (period from November 13, 2001 to October 31,
2002) for consulting fees and expenses to a company controlled by Carlos D. De Mattos. At October 31, 2003 approximately $40,500 is unpaid and included in accrued liabilities relating to the consulting agreement.

The Company rents office space on a month to month basis at $500 per month from a company, in which an affiliate of the principal stockholder of the Company has an interest. Rent expense for the year ended October 31, 2003 was $6,000.

6. SHAREHOLDERS' EQUITY

During the year ended October 31, 2003 the Company's principal stockholder remitted to the Company the amount of all profits ($110,250) realized by the stockholder from the prohibited sale of the Company's common stock as required pursuant to Section 16 (b) of the Securities Act of 1934. This amount was credited to additional paid-in capital.

At October 31, 2003, the following options are outstanding (all granted during the year ended October 31, 2003):

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

The Company has also agreed to issue warrants for the purchase of 1,000,000 shares of common stock at $1.00 per share for services in connection with a possible transaction between the Company and a Chinese organization in the event a transaction is consummated. The exercise period for the warrant has not been determined.

The Company had the option to retain the services of a consultant for quarterly periods through February 2004 in exchange for the issuance of shares and options for common stock. The agreement was terminated during the year ended October 31, 2003 and no further shares or options are issuable.

7.OTHER INFORMATION

Pro forma unaudited operating results for the period November 13, 2001 to October 31, 2002, assuming that the merger discussed in Note 1 took place at approximately November 13, 2001 would amount to:

         Rental income, net of expenses        $16,867
         Net loss                            (411,547)

Item 8. Changes in and Disagreements with Accountants on Auditing and Financial Disclosures

None.


Part III

Item 9. Directors, Executive Officers, Promoters And Control Persons: Compliance With Section 16(A) Of The Exchange Act

The current directors and officers of CDMI Productions, Inc. are:

         Jack Brehm (age 75). Mr. Brehm has served as the Company's Chief Financial Officer and a Director since 1999. On September 13, 2002, Mr. Brehm also became Chief Executive Officer. Brehm was with Ernst & Young LLP for over 35 years until his retirement as a partner of the firm in 1988. For more than the last five years, Mr. Brehm has provided financial and business consulting services to various entities.

         Marcos M. De Mattos (age 27). Mr. De Mattos became a director and vice president of the Company on September 13, 2002. Mr. De Mattos has held positions in both venture capital firms as well as technology start-ups. Mr. De Mattos is the son of Carlos D. De Mattos (whose controlled company is the principal shareholder of the Company). Since January 2002, Marcos De Mattos has been an associate partner with such controlled company. Until 1998, Mr. De Mattos was earning his BBA degree from the University of San Diego, and between 1998 and 2002 he was employed by Venture Tech Funding Group and 24x7 Technology, Inc. in their corporate development departments.

         Daniel F. Eccleston (age 57). Mr. Eccleston became a director on September 13, 2002. He has over 41 years of experience as a lighting and chief technician for numerous feature film and commercial engagements. For the last five years he was employed as a chief lighting technician on an independent contractor basis. During that period, he was engaged in the production of various feature length motion pictures and television commercials.

         Eduardo Martins (age 57) is a resident of Portugal. Mr. Martins has served as a director on a number of international Boards of Directors, including, for at least the past five years TV Cabo Portugal and TAP, Air Portugal, S.A. Mr. Martins has also served as Chief of Cabinet of the Secretary of State for Housing and Communications in Portugal.


The Company has no standing audit, nominating or compensation committee. During the period from March 1, 2002 (end of last fiscal year of Gamogen, Inc.) to October 31, 2002, our Board held two meetings; all Directors attended. During the year ended October 31, 2003, the Board of Directors held two meetings; Mr. Eccleston attended one of the meetings and the remaining directors attended both meetings.

Each director holds office for a one-year term or until his successor has been elected and qualified at the annual meeting of the Company's shareholders. The members of the Board of Directors serve without remuneration for service on the board. Corporate officers are appointed by the Board of Directors and serve at the discretion of the Board.

The Company's officers, directors and beneficial owners of more than 10% of any class of its equity securities registered pursuant to Section 12 of the Securities Act of 1934 ("Reporting Persons") are required to file reports of ownership and changes in beneficial ownership of the

Company's equity securities with the SEC. Copies of those reports must also be furnished to the Company. Based solely on a review of the copies furnished to the Company pursuant to that Act, the Company believes that during the year ended October 31, 2003 all filing requirements applicable to Reporting Persons were complied with except, that based on information available to the Company, Mr. Martins did not comply with the reporting requirements.


ITEM 10-. Executive Compensation

The following table discloses the compensation paid to CDMI Productions, Inc.'s executive officers during the year ended October 31, 2003 and the period November 13, 2001 to October 31, 2002:


                           SUMMARY COMPENSATION TABLE

                                                            Awards                 Payouts
Name and                                          Restricted    Securities
Principal                             Other          Stock      Underlying   Payments    All other
Position       Salary     Bonus    Compensation      Awards       Options     Payment  Compensation
----------------------------------------------------------------------------------------------------
Jack Brehm,
CEO, CFO (3)
 Fiscal 2003   $22,000                $2,200 (1)
 Fiscal 2002    18,750                 3,000 (1)   $10,000 (2)

Dennis P.
Maguire,
President
 Fiscal 2002    12,500                 2,000 (1)

Marcos M.
De Mattos
Vice
President (3)
 Fiscal 2003    24,100                 3,000 (1)
 Fiscal 2002    30,000                 4,000 (1)

(1)  Auto allowance.
(2) At October 31, 2002 the Company accrued $10,000 for services payable in 100,000 shares of the Company's common stock. There was no significant trading in the stock and the fair value was based on the price recently paid for unregistered stock.
(3) A portion of the fiscal 2003 salary and other compensation of Mr. Brehm and Mr. De Mattos is unpaid at October 31, 2003 and included in accrued liabilities.

The Registrant reimburses officers and directors for travel and other expenses incurred on behalf of Registrant. Registrant does not have a pension or profit sharing plan.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The persons set for the on the chart below are known to Registrant to be beneficial owners of more than five percent of the Registrants' outstanding common stock as of October 31, 2003. Information concerning the number and percentage of shares of voting stock of Registrant owned on record and beneficially by management is set forth on the chart below:


NAME AND ADDRESS               AMOUNT AND NATURE OF    PERCENT     RELATIONSHIP
OF BENEFICIAL OWNER            BENEFICIAL OWNERSHIP    OF CLASS     TO COMPANY

CDM Interactive, Inc.
19731 Nordhoff St..
Northridge, CA 91324                 2,474,689(2)        39%       Stockholder

Yale Farar, trustee
Hillshire Trust
23679 Calabasas Rd. #412
Calabasas, CA 91302                  1,182,100           19%       Stockholder

Jack Brehm & Gilda
Brehm Trust UA 12/3/85
19501 Greenbriar Dr.                                                CEO,CFO,
Tarzana, CA 91356                      107,500            2%        Director

Marcos M. De Mattos
4791 Parma Dr.                                                   Vice President,
Oak Park, CA 91377                     250,000            4%         Director

Eduardo Martins
Rua do Alecrim, 7 -Birre
2750.212 Cascais - Portugal            300,000            5%         Director

All officers and directors as a
Group (4 individuals)                  657,500           10%

(1) Under rules and regulations promulgated by the SEC, shares owned by CDM Interactive, Inc. and of Hillshire Trust are deemed to be beneficially owned by Mr. Carlos D. De Mattos and Mr. Yale Farar.
(2)  Includes 250,000 shares owned by the dependent son of Carlos D. De Mattos..


ITEM 12. Certain Relationships and Related Transactions

During the period from March 1, 2002 to October 31, 2002, the Registrant credited Southridge Group, LLC $99,251 against the note receivable and accrued interest for investment banking and other services provided in connection with the merger.

The Company paid or accrued consulting fees and expenses of approximately $$42,000 (year ended October 31, 2003) and $52,000 (period November 13, 2001 to October 31, 2002) to a company owned by Carlos De Mattos.

In the year ended October 31, 2003 the Company issued an aggregate of 240,000 shares of common stock in settlement of approximately $32,000 of accrued consulting fees and expenses at October 31, 2002 and approximately $64,000 loans from related parties.

During the year ended October 31, 2003, the Company borrowed an aggregate of $100,000 from affiliates of each of its two principal stockholders. The funds were used to pay expenses and for additional working capital. During the year, the Company's principal stockholder remitted to the Company the amount of all profits ($110,250) realized by the stockholder from the prohbibited sale of the Company's common stock as required pursuant to Section 16 (b) of the Securities Act of 1934. The Company applied the proceeds against the balance, together with accrued interest, owing to that stockholder. The Company's rental equipment and lease payments thereon are pledged as collateral for the remaining loan. Such loan is payable in 36 monthly installments of approximately $1,760, including interest at an annual rate of 12%; starting in July 2003.

The Company rents office space on a month to month basis at $500 per month from a company, in which an affiliate of the principal shareholder of the Company has an interest.


ITEM 13. Exhibits and Reports on Form 8-K.

Exhibits:
31.1 - Certification of CEO/CFO

32 - Certification of CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

Form 8-K:

Form 8-K filed under date of May 14, 2003 with respect to Item 5.


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


Dated: February 11, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated:

      Signature                          Title                      Date

/s/ Marcos M. De Mattos         Vice President, Director      February 11, 2004

 /s/ Daniel Eccleston                   Director              February 11, 2004