Form 10QSB
period 2004-01-31
CDMI PRODUCTIONS INC
filed 2004-03-09
CIK 803034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         OF THE SECURITIES ACT OF 1934

                 For the quarterly period ended January 31, 2004

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



Outstanding common stock, $.01 par value as of January 31, 2004: 6,358,750 shares

                             CDMI Productions, Inc.
                          (A Development Stage Company)
                                TABLE OF CONTENTS

PART I            FINANCIAL INFORMATION

Item 1            Consolidated Financial Statements (Unaudited)

                  Consolidated balance sheet - January 31, 2004

                  Consolidated statements of operations - Three months ended January 31, 2004 and 2003 and cumulative November 13, 2001 to January 31, 2004

                  Consolidated statements of cash flow - Three months ended January 31, 2004 and 2003 and cumulative November 13, 2001 to January 31, 2004

                  Notes to consolidated financial statements - January 31, 2004

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3            Controls and Procedures

PART II  OTHER INFORMATION

                  Other Information

                  Exhibits and Reports on Form 8-K

                  SIGNATURES

PART I - FINANCIAL INFORMATION

                             CDMI Productions, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                   (Unaudited)
                                January 31, 2004

ASSETS
Current assets:
  Cash and cash equivalents                                           $  16,762
  Receivable from affiliate                                               1,250
                                                                          -----
       Total current assets                                              18,012

Equipment:
  Rental equipment                                   $   200,000
  Other equipment                                          6,396
                                                           -----
                                                         206,396
  Accumulated depreciation                                59,651        146,745
                                                          ------        -------

Total assets                                                          $ 164,757
                                                                        ======

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accrued liabilities                                                 $ 114,964
  Advance from affiliate                                                  2,000
  Deferred rental income - related party                                 12,894
  Current portion of notes payable - related party                       16,560
                                                                         ------
      Total current liabilities                                         146,418

Deferred rental income - related party                                    4,298

Notes payable - related party, less current portion                      28,873

Stockholders' Deficiency:
  Preferred stock, $.01 par value, authorized 1,000,000
    shares, none issued and outstanding
  Common stock, $.01 par value, authorized
    50,000,000 shares, issued and outstanding
    6,358,750 shares                                  $  63,588
  Additional paid-in capital                            403,322
  Deficit accumulated during the development
     stage                                             (481,742)
                                                      ---------
Total stockholders' deficiency                                          (14,832)
                                                                        -------
Total liabilities and stockholders' equity                            $ 164,757
                                                                        =======


The accompanying notes are an integral part of this statement.

                             CDMI Productions, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                    Cumulative
                                                                   Nov. 13, 2001
                                                                   (inception) to
                                    Three months ended January 31,  Jan 31, 2004
                                    ------------------------------ --------------
                                           2004           2003
                                           ----           ----
General and administrative expenses   $   (57,545)   $   (15,200)   $  (516,496)

Rental income - related party              12,894         12,894        103,152

Rental expense - depreciation              (7,336)        (7,336)       (58,495)

Interest expense                           (1,447)        (1,000)        (6,993)
                                      -----------    -----------    -----------


Loss before income taxes                  (53,434)       (10,642)      (478,832)

State income taxes                            727           --            2,910
                                      -----------    -----------    -----------

Net loss                              $   (54,161)   $   (10,642)   $  (481,742)
                                      ===========    ===========    ===========

Net loss per common share - basic
  and diluted                         $     (0.01)   $      --      $     (0.10)

Weighted average common shares
  outstanding - basic and diluted       6,358,750      6,113,333      4,728,468





The accompanying notes are an integral part of this statement.

                             CDMI Productions, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                           Three months ended        Cumulative
                                                              January 31,               from
                                                              ----------            Nov. 13, 2001
                                                            2004          2003      to Jan. 31, 2004
                                                            ----          -----    ----------------
Operating activities:
Cash provided by (used in) in operating
  activities                                              $     481    $ (72,806)   $(232,185)
                                                                                    ---------

Investing activities:
         Purchase or rental and other
                equipment                                      --           --       (206,396)
                                                          ---------    ---------    ---------
Cash used in investing activities                              --           --       (206,396)
                                                          ---------    ---------    ---------

Financing activities:
         Advances (repayments)
               from affiliates                               (3,000)     (12,894)       2,000
         Sale of common stock                                  --           --        247,169
            Cash received from affiliate from
                sale of stock                                  --           --         60,250
             Services and loans contributed
                in excess of far value of
                common stock issued                            --           --         50,491
                        Borrowings from related parties        --        100,000      100,000
             Repayments of borrowings -
               related parties                               (2,573)        --         (4,567)
                                                          ---------    ---------    ---------
Cash provided by (used in)
   financing activities                                      (5,573)      87,106      455,343
                                                          ---------    ---------    ---------

Net increase (decrease) in cash                              (5,092)      14,300       16,762

Cash and cash equivalents at
         beginning of period                                 21,854        1,328         --
                                                          ---------    ---------    ---------

Cash and cash equivalents at
         end of period                                    $  16,762    $  15,628    $  16,762
                                                          =========    =========    =========






The accompanying notes are an integral part of this statement.

                             CDMI Productions, Inc.
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                January 31, 2004

1 - Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements pursuant to Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2004 are not necessarily indicative of operating results that may be expected for the year ending October 31, 2004. For further information refer to the financial statements and footnotes included in Form 10-KSB for the year ended October 31, 2003 filed by the Company.

The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of the Company's business. The Company's ability to continue as a going concern is dependent on various factors including, among others, its ability to raise additional debt or equity financing. There is no assurance that such financing will be available or at terms the Company can meet. During the three months ended January 31, 2004, the Company continued to have a net loss and had minimal cash flow from operations. These losses have adversely impacted the Company's working capital position. Management has reduced its operating costs and believes that the Company will be able to raise additional debt or equity financing which will be sufficient to sustain operations through at least January 31, 2005. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount or classification of liabilities that may result from the outcome of the uncertainty.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion, other than historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including when and if the Company has significant operations. Consequently, actual results may vary from management's expectations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2004 AS COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2003.

Rental income amounted to $12,894 for the three months ended January 31, 2004 and 2003 and related depreciation expense was also the same ($7,336) in each of those periods.

General and administrative expenses amounted to $57,545 for the three months ended January 31, 2004 and $15,200 for the three months ended January 31, 2003.

During the quarter ended January 31, 2003 the Company's officers/employees and consultant agreed not to receive compensation. Commencing in April 2003 the Company commenced paying a portion of the compensation and accruing the balance. This accounted for substantially all the increase in general and administrative expenses in the current quarter as compared to the same period last year.

Interest expense amounted to $1,447 for the three months ended January 31, 2004 and $1,000 for the comparable period last year. Interest expense relates to notes to affiliates for borrowings during the 2003 quarter.


Liquidity and Capital Resources

Because the Company has no material operating revenues, it has attempted to restrict administrative costs to minimal levels necessary to effect corporate operations and securities filings. The Company's proposed activities would require raising additional capital. There is no assurance that the additional capital will be available. During the three months ended January 31, 2004 the Company repaid approximately $5,600 of advances from affiliates and borrowings from related parties out of available cash.

Since April 2003 the Company has been paying its officers and consultant a portion of their compensation. The balance of such compensation and the unpaid consulting fees has been accrued.

Item 3   Controls and Procedures.

As of January 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO/CFO (who is the same person), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in the Securities Act of 1934 Rules 13a-14 (c) and 15d-14(c). Based on that evaluation, the Company's management, including the CEO/CFO, concluded that the Company's disclosure controls and procedures were effective as of January 31, 2004. There have been no significant changes in the Company's internal controls or other factors that could significantly affect internal controls subsequent to that date.













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

NONE.

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


                                      CDMI PRODUCTIONS, INC.


Dated:  March 8, 2004                 /s/ Jack Brehm
                                      ----------------------------
                                      Jack Brehm, Chief Executive Officer and
                                      Chief Financial Officer
                                      (Principal Accounting Officer)