Form 10QSB
period 2004-04-30
CDMI PRODUCTIONS INC
filed 2004-05-25
CIK 803034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

                  For the quarterly period ended April 30, 2004

                         Commission File Number 0-15382

                             CDMI PRODUCTIONS, INC.
                    (Exact name as specified in its charter)

         New York                                                13-3341562
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

1125 North Lindero Canyon Road
Suite A-8, #209
Westlake Village, CA                                               91362
(Address of principal executive office)                          (Zip Code)

Registrant's telephone number:      (818) 707-3773






Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the last 12 months (or for shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )



Outstanding common stock, $.01 par value as of April 30, 2004: 6,358,750 shares

                             CDMI Productions, Inc.
                          (A Development Stage Company)
                                TABLE OF CONTENTS

PART I            FINANCIAL INFORMATION

Item 1            Consolidated Financial Statements (Unaudited)

                  Consolidated balance sheet - April 30, 2004

                  Consolidated statements of operations - Three months and six months ended April 30, 2004 and 2003 and cumulative November
                  13, 2001 to April 30, 2004

                  Consolidated statements of cash flow - Six months ended April
                  30, 2004 and 2003 and cumulative November 13, 2001 to April
                  30, 2004

                  Notes to consolidated financial statements - April 30, 2004

Item 2            Management's Discussion and Analysis of Financial Condition and Results of
                  Operations

Item 3            Controls and Procedures

PART II           OTHER INFORMATION

                  Other Information

                  Exhibits and Reports on Form 8-K

                  SIGNATURES

PART I - FINANCIAL INFORMATION

                             CDMI Productions, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                   (Unaudited)
                                 April 30, 2004

ASSETS
Current assets:
  Cash and cash equivalents                                             $ 16,950
                                                                        --------
         Total current assets                                             16,950

Equipment:
  Rental equipment                               $ 200,000
  Other equipment                                    6,396
                                                     -----
                                                   206,396
  Accumulated depreciation                          67,327               139,069
                                                    ------               -------


Total assets                                                           $ 156,019
                                                                         =======

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accrued liabilities                                                  $ 112,964
  Advances from affiliates                                                14,500
  Deferred rental income - related party                                   8,596
  Current portion of notes payable - related party                        16,560
                                                                          ------
      Total current liabilities                                          152,620

Deferred rental income - related party                                     4,298

Notes payable - related party, less current portion                       25,316


Stockholders' Deficiency:
  Preferred stock, $.01 par value, authorized 1,000,000
    shares, none issued and outstanding
  Common stock, $.01 par value, authorized
    50,000,000 shares, issued and outstanding
    6,358,750 shares                                 $  63,588
  Additional paid-in capital                           407,405
  Deficit accumulated during the development
     stage                                            (497,208)
                                                      ---------
Total stockholders' deficiency                                           (26,215)
                                                                         -------
Total liabilities and stockholders' deficiency                         $ 156,019
                                                                         =======


The accompanying notes are an integral part of this statement.

                             CDMI Productions, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                       Three months ended April 30,
                                                       ----------------------------
                                                        2004                    2003
                                                        ----                    ----

General and administrative expenses                 $ (18,578)              $ (43,848)

Rental income - related party                          12,894                  12,894

Rental expense - depreciation                          (7,336)                 (7,336)

Interest expense                                       (1,723)                 (1,500)
                                                      -------                 --------


Loss before income tax                                (14,743)                (39,790)

State income taxes                                        723                   1,783
                                                          ---                 -------

Net loss                                            $ (15,466)              $ (41,573
                                                      ========                ========
Net loss per common share - basic
  and diluted                                       $      --               $   (0.01)

Weighted average common shares
  outstanding - basic and diluted                   6,358,750               6,352,500








The accompanying notes are an integral part of this statement.

                             CDMI Productions, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)




                                                                                       Cumulative
                                               Six months ended April 30,              Nov. 13, 2001
                                               --------------------------             (Inception) to
                                                2004               2003               April 30, 2004
                                                ----               ----               --------------

General and administrative expenses          $ (76,123)        $ (59,048)               $ (535,074)

Rental income - related party                   25,788            25,788                   116,046

Rental expense - depreciation                  (14,672)          (14,672)                  (65,831)

Interest expense                                (3,170)           (2,500)                   (8,716)
                                                -------          --------                   -------

Loss before income taxes                       (68,177)          (50,432)                 (493,575)

State income taxes                               1,450             1,783                     3,633
                                                 -----           --------                    -----

Net loss                                     $ (69,627)        $ (52,215)                $(497,208)
                                               ========          ========                 ========

Net loss per common share - basic
  and diluted                                $   (0.01)        $   (0.01)                $   (0.10)

Weighted average common shares
  outstanding - basic and diluted            6,358,750         6,232,917                 4,894,259





The accompanying notes are an integral part of this statement.

                             CDMI Productions, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                       Cumulative
                                               Six months ended April 30,              Nov. 13, 2001
                                               --------------------------             (Inception) to
                                                2004               2003               April 30, 2004
                                                ----               ----               --------------

Operating activities:
Cash used in operating
  activities                                 $ (11,274)        $ (83,001)               $ (243,940)
                                            -------------------------------------------------------

Investing activities:
         Purchase or rental and other
           equipment                                --                --                  (206,396)
                                            -------------------------------------------------------
Cash used in investing activities                   --                --                  (206,396)
                                            -------------------------------------------------------

Financing activities:
         Advances (repayments)
            from affiliates                         --           (21,490)                   5,000
         Sale of common stock                       --                --                  247,169
         Cash received from affiliate from
            sale of stock                           --            60,250                   60,250
         Services and loans contributed
            in excess of far value of
            common stock issued                     --                --                   50,491
         Borrowings from related partie         12,500           100,000                  112,500
         Repayments of borrowings --
            related parties                     (6,130)                                    (8,124)
                                                --------------------------------------------------
Cash provided by (used in)
   financing activities                          6,370           138,760                  467,286
                                                 ------------------------------------------------

Net increase (decrease) in cash                 (4,904)           55,759                   16,950

Cash and cash equivalents at
   beginning of period                          21,854             1,328                       --
                                             ----------------------------------------------------

Cash and cash equivalents at
   end of period                             $  16,950          $ 57,087                 $ 16,950
                                             =====================================================





The accompanying notes are an integral part of this statement.

                             CDMI Productions, Inc.
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                 April 30, 2004

1 - Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements pursuant to Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended April 30, 2004 are not necessarily indicative of operating results that may be expected for the year ending October 31, 2004. For further information refer to the financial statements and footnotes included in Form 10-KSB for the year ended October 31, 2003 filed by the Company.

The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of the Company's business. The Company's ability to continue as a going concern is dependent on various factors including, among others, its ability to raise additional debt or equity financing. There is no assurance that such financing will be available or at terms the Company can meet. During the six months ended April 30, 2004, the Company continued to have a net loss and negative cash flow from operations. These losses have adversely impacted the Company's working capital position. Management has reduced its operating costs and believes that the Company will be able to raise additional debt or equity financing which will be sufficient to sustain operations through at least April 30, 2005. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount or classification of liabilities that may result from the outcome of the uncertainty.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion, other than historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including when and if the Company has significant operations. Consequently, actual results may vary from management's expectations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 2004 AS COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 2003.

Rental income amounted to $12,894 for the three months ended April 30, 2004 and 2003 and #25,788 for the six months ended April 30, 2004 and 2003. Related depreciation expense was also the same - $7,336 in each of the three month periods and $14,672 in each of the six month periods.

General and administrative expenses amounted to $18,578 for the three months ended April 30, 2004 and $76,123 for the six months ended April 30, 2004 and compared to $43,848 and $59,048 for the comparable periods in the preceding year.

During the quarter ended January 31, 2003 the Company's officers/employees and consultant agreed not to receive compensation. Commencing in April 2003 through January 31,2004, the Company commenced paying a portion of the compensation and accruing the balance. Since February 1, 2004, the Company discontinued paying or accruing regular compensation to its officers/employees and consultant and is paying for services rendered on a current basis. The decrease in general and administrative expenses is principally the result thereof.
..
Interest expense amounted to $1,723 for the three months and $3,170 for the six months ended April 30, 2004, compared to $1,500 for the three months ended April 30, 2004 and $2,500 for the six months ended April 30, 2004. Interest expense relates to notes to affiliates for borrowings.


Liquidity and Capital Resources

Because the Company has no material operating revenues, it has attempted to restrict administrative costs to minimal levels necessary to effect corporate operations and securities filings. The Company's proposed activities would require raising additional capital. There is no assurance that the additional capital will be available. During the six months ended April 30, 2004, the Company received advances of $12,500 from affiliates and repaid $6,130 of principal on long term note to an affiliate.

Since April 2003 through January 31, 2004, the Company paid its officers and consultant a portion of their compensation. The balance of such compensation and the unpaid consulting fees has been accrued. Commencing in February 2004, regular compensation to officers and consultant was discontinued. The Company is paying for services performed on a current basis.

Item 3 Controls and Procedures.

As of April 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO/CFO (who is the same person), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in the Securities Act of 1934 Rules 13a-14 (c) and 15d-14(c). Based on that evaluation, the Company's management, including the CEO/CFO, concluded that the Company's disclosure controls and procedures were effective as of April 30, 2004. There have been no significant changes in the Company's internal controls or other factors that could significantly affect internal controls subsequent to that date.













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


                                             CDMI PRODUCTIONS, INC.


Dated:  May 24, 2004                         /s/ Jack Brehm
                                             ----------------------------
                                             Jack Brehm, Chief Executive Officer
                                             and Chief Financial Officer
                                             (Principal Accounting Officer)