Form 10QSB
period 2004-07-31
CDMI PRODUCTIONS INC
filed 2004-08-17
CIK 803034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF
    1934

                  For the quarterly period ended July 31, 2004

                         Commission File Number 0-15382

                             CDMI PRODUCTIONS, INC.
                    (Exact name as specified in its charter)

         New York                                        13-3341562
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                           Identification No.)

1125 North Lindero Canyon Road
Suite A-8, #209
Westlake Village CA                                      91362
(Address of principal executive office)                  (Zip Code)

Registrant's telephone number:              (818) 707-3773

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the last 12 months (or for shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes (x)
No ( )

Outstanding common stock, $.01 par value as of July 31, 2004: 6,358,750 shares

                             CDMI Productions, Inc.
                          (A Development Stage Company)
                                TABLE OF CONTENTS

PART I            FINANCIAL INFORMATION

Item 1            Consolidated Financial Statements (Unaudited)

                  Consolidated balance sheet - July 31, 2004

                  Consolidated statements of operations - Three months and nine months ended July 31, 2004 and 2003 and cumulative November
                  13, 2001 to July 31, 2004

                  Consolidated statements of cash flow - Nine months ended July
                  31, 2004 and 2003 and cumulative November 13, 2001 to July 31,
                  2004

                  Notes to consolidated financial statements - July 31, 2004

Item 2            Management's Discussion and Analysis of Financial Condition and Results of
                  Operations

Item 3            Controls and Procedures

PART II  OTHER INFORMATION

Item 5            Other Information

Item 6            Exhibits and Reports on Form 8-K

                  SIGNATURES

PART I - FINANCIAL INFORMATION

                             CDMI Productions, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                   (Unaudited)
                                  July 31, 2004

ASSETS
Current assets:
  Cash and cash equivalents                                           $   5,004
                                                                      ---------
       Total current assets                                               5,004

Equipment:
  Rental equipment                                        $ 200,000
  Other equipment                                             7,817
                                                          ---------
                                                            207,817
  Accumulated depreciation                                   75,121    132,696
                                                          ---------  ---------

Total assets                                                          $ 137,700
                                                                      =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accrued liabilities                                                 $ 111,964
  Advances from affiliates                                               10,500
  Current portion of notes payable - related party                       19,849
                                                                      ---------
      Total current liabilities                                         142,313

Deferred rental income - related party                                    4,298

Notes payable - related party, less current portion                      19,823

Stockholders' Deficiency:
  Preferred stock, $.01 par value, authorized 1,000,000
    shares, none issued and outstanding
  Common stock, $.01 par value, authorized
    50,000,000 shares, issued and outstanding
    6,358,750 shares                                      $  63,588
  Additional paid-in capital                                407,905
  Deficit accumulated during the development
     stage                                                 (500,227)
                                                          ---------
Total stockholders' deficiency                                          (28,734)
                                                                      ---------
Total liabilities and stockholders' deficiency                        $ 137,700
                                                                      =========

The accompanying notes are an integral part of this statement.

                             CDMI Productions, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                     Three months ended July 31,
                                                     ---------------------------
                                                        2004             2003
                                                        ----             ----

General and administrative expenses               $    (7,143)      $   (86,306)

Rental income - related party                          12,894            12,894

Rental expense - depreciation                          (7,454)           (7,336)

Interest expense                                       (1,316)           (1,030)
                                                  -----------       -----------

Loss before income taxes                               (3,019)          (81,778)

State income taxes                                       --                 200
                                                  -----------       -----------

Net loss                                          $    (3,019)          (81,978)
                                                  ===========       ===========
Net loss per common share -
  basic and diluted                               $      --         $     (0.01)

Weighted average common shares
  outstanding - basic and diluted                   6,358,750         6,358,750

The accompanying notes are an integral part of this statement.

                             CDMI Productions, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                    Cumulative
                                      Nine months ended July 31,   Nov.13, 2001
                                      --------------------------  (inception) to
                                        2004             2003      July 31, 2004
                                        ----             ----     --------------

General and administrative expenses  $   (83,266)   $  (145,354)   $  (542,217)

Rental income - related party             38,682         38,682        128,940

Rental expense - depreciation            (22,126)       (22,008)       (73,285)

Interest expense                          (4,486)        (3,530)       (10,032)
                                     -----------    -----------    -----------

Loss before income taxes                 (71,196)      (132,210)      (496,594)

State income taxes                         1,450          1,983          3,633
                                     -----------    -----------    -----------

Net loss                             $   (72,646)   $  (134,193)   $  (500,227)
                                     ===========    ===========    ===========

Net loss per common share - basic
  and diluted                        $     (0.01)   $     (0.02)   $     (0.10)

Weighted average common shares
  Outstanding                          6,358,750      6,274,961      5,029,443

The accompanying notes are an integral part of this statement

                             CDMI Productions, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                            Nine months ended      Cumulative
                                                 July 31,            from
                                                 --------        Nov. 13, 2001
                                             2004       2003    to July 31, 2004
                                             ----       -----   ----------------

Operating activities:
Cash used in operating
  activities                               $ (14,595) $(118,217)  $(247,261)
                                           ---------  ---------   ---------

Investing activities:
         Purchase of rental and other
                equipment                     (1,421)    (5,000)   (207,817)
                                           ---------  ---------   ---------
Cash used in investing activities             (1,421)    (5,000)   (207,817)
                                           ---------  ---------   ---------

Financing activities:
         Advances (repayments)
               from affiliates                  --      (21,490)      5,000
         Sale of common stock                   --         --       247,169
         Cash received from affiliate from
             sale of stock                      --       60,250      60,250
         Services and loans contributed
                in excess of far value of
                common stock issued             --         --        50,491
         Borrowings from related parties       7,500    100,000     107,500
         Repayments of borrowings -
               related parties                (8,334)    (1,230)    (10,328)
                                           ---------  ---------   ---------
Cash provided by (used in)
   financing activities                         (834)   137,530     460,082
                                           ---------  ---------   ---------

Net increase (decrease) in cash              (16,850)    14,313       5,004

Cash and cash equivalents at
         beginning of period                  21,854      1,328        --
                                           ---------  ---------   ---------
Cash and cash equivalents at
         end of period                     $   5,004  $  15,641   $   5,004
                                           =========  =========   =========

The accompanying notes are an integral part of this statement.

                             CDMI Productions, Inc.
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                  July 31, 2004

1 - Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements pursuant to Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended July 31,
2004 are not necessarily indicative of operating results that may be expected for the year ending October 31, 2004. For further information refer to the financial statements and footnotes included in Form 10-KSB for the year ended
October 31, 2003 filed by the Company.

The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of the Company's business. The Company's ability to continue as a going concern is dependent on various factors including, among others, its ability to raise additional debt or equity financing. There is no assurance that such financing will be available or at terms the Company can meet. During the nine months ended July 31, 2004, the
Company continued to have a net loss and negative cash flow from operations.
These losses have adversely impacted the Company's working capital position.
Management has reduced its operating costs and believes that the Company will be able to raise additional debt or equity financing which will be sufficient to sustain operations through at least July 31, 2005. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount or classification of liabilities that may result from the outcome of the uncertainty.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations.

This discussion, other than historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including when and if the Company has significant operations. Consequently, actual results may vary from management's expectations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED JULY 31, 2004
AS COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED JULY 31, 2003.

Rental income amounted to $12,894 for the three months and $38,682 for the nine months ended July 31, 2004. Related depreciation expense was $7, 454 and $22,126 for the same periods in the current year and approximately the same amounts for the comparable periods in the prior year..

General and administrative expenses amounted to $7,143 for the three months ended July 31, 2004 and $83,266 for the nine months then ended. Such expenses were $86,306 for the three months ended July 31, 2003 and $145,354 for the nine months then ended.

During the quarter ended January 31, 2003 the Company's officers/employees and consultant agreed not to receive compensation. Commencing in April 2003 through
January 31, 2004, the Company commenced paying a portion of the compensation and accruing the balance. Since February 2004, the Company discontinued paying or accruing regular compensation to its officers/employees and consultant and is paying for services rendered on a current basis only as services are provided.
The decrease in general and administrative expenses is principally the result thereof.

Interest expense amounted to $1,316 for the three months ended July 31, 2004 and
$4,486 for the nine months then ended compared to $1,030 and $3,530 for the same period in the prior year. Interest expense relates to notes to affiliates for borrowings.

Liquidity and Capital Resources

Because the Company has no material operating revenues, it has attempted to restrict administrative costs to minimal levels necessary to effect corporate operations and securities filings. The Company's proposed activities would require raising additional capital. There is no assurance that the additional capital will be available. During the nine months ended July 31, 2004 the
Company borrowed $7,500 from and repaid $8,334 to related parties out of available cash.

Since April 2003 through January 31, 2004, the Company paid its officers and consultant a portion of their compensation. The balance of the compensation and consulting fees was accrued and is included in accrued liabilities on the balance sheet. Commencing in February 2004, regular compensation to officers and consultant was discontinued. Since then the Company is paying for services performed on a current basis only as services are provided.

Item 3.  Controls and Procedures.

As of July 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO/CFO (who is the same person), of the effectiveness of the Company's disclosure controls and procedures as defined in the Securities Act of 1934 Rules 13a-14 (c) and
15d-14(c). Based on that evaluation, the Company's management, including the
CEO/CFO, concluded that the Company's disclosure controls and procedures were effective as of July 31, 2004. There have been no significant changes in the
Company's internal controls over financial reporting or other factors that could significantly affect internal controls subsequent to that date.

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

Dated:  August 16, 2004                  /s/ Jack Brehm
                                         ----------------------------
                                         Jack Brehm, Chief Executive Officer and
                                         Chief Financial Officer
                                         (Principal Accounting Officer)