Form 10KSB
period 2004-10-31
CDMI PRODUCTIONS INC
filed 2005-01-21
CIK 803034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                   For the fiscal year ended October 31, 2004

                         Commission File Number 0-15382

                         GENER8XION ENTERTAINMENT, INC.
                    (Exact name as specified in its charter)

         Delaware                                             13-3341562
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)

3400 W. Cahuenga Blvd.
Hollywood, CA                                                       90068
(Address of principal executive office)                           (Zip Code)

Registrant's telephone number:              (323) 874-9888

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

Registrant had no material revenues during the year ended October 31, 2004.

Aggregate market value of Registrants' voting and non-voting common equity held by non-affiliates as of January 10, 2005 - approximately $3,700,000

Outstanding common stock, $.01 par value as of December 29, 2004:
15,158,750 shares

                         GENER8XION, ENTERTAINMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                TABLE OF CONTENTS

PART I

Item 1.  Description of Business

Item 2.  Description of Property

Item 3.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters

Item 6.  Management's Discussion or Plan of Operation

Item 7.  Financial Statements

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure
            Item 8A - Control and Procedures
            Item 8B - Other Information

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits

Item 14. Principal Accountant Fees and Services

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

PART I.

Item 1. Description of Business

In January 2005 the Company changed its name to Gener8Xion Entertainment, Inc.
"Registrant" or "Company" from CDMI Productions, Inc. and changed its state of incorporation to Delaware.

The Company, which had changed its name to CDMI Productions, Inc. on September
13, 2002 from Gamogen, Inc., was incorporated under the laws of the State of New
York on March 17, 1986. On September 13, 2002 the Company consummated an
Agreement and Plan of Merger ("Agreement") whereby it combined with CDMI
Productions, Inc. a Delaware company ("CDMI - Delaware") which was organized on
November 13, 2001. The transaction has been accounted for as a reverse acquisition for accounting purposes and the continuing business is that of CDMI
- Delaware. The Company has adopted October 31 as its fiscal year end.

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
October 31, 2002.

The Company is a development stage company. In fiscal 2002 the Company began leasing specialized lighting equipment to the entertainment industry and intends to be a provider of sound stages and production facilities to the entertainment industry worldwide. In addition, the Company intends to develop and produce full-length motion pictures through autonomous entities. To date, the Company has not been able to obtain the funds required to produce a motion picture.
There is no assurance that the Company will be able to raise the required funds, or even if a movie is completed, there will be sufficient revenues to earn any income therefrom.

The leased specialized equipment mentioned was purchased for approximately
$200,000 cash and leased under an operating lease for a five year term to a company in which Carlos D. De Mattos was, at that time, a minority shareholder:
his interest in that company was sold in fiscal 2004. A company controlled by
Carlos D. De Mattos is the Company's principal shareholder. A company controlled by Mr. De Mattos purchased the equipment from an unrelated party and the Company immediately purchased the equipment from Mr. De Mattos by reimbursing that company for the cost thereof. The lease provides an option for the lessee to purchase the equipment at the end of the lease for its then fair market value.

During fiscal 2003, The Company purchased (from a company owned by a principal shareholder of the Company) for $50,000, 100% of the outstanding common stock of
Luso American Securities - a Portuguese company ("LUSO"). LUSO has no operations and its' assets consisted of cash of approximately $15,000 in cash and $5,000 of office equipment. LUSO was expected to own a minority interest in Cinema City, a proposed joint venture for the development of a motion picture and television production facility in Sintra, Portugal. The excess of the purchase price over the aforementioned assets of LUSO was charged to expense at the time of acquisition. To conduct the business objectives associated with the Cinema City venture the Company needed a subsidiary operating in Portugal. The purchase price reflected an estimate of the cost of setting up the subsidiary and the benefit of having it available at that time through the acquisition as opposed to starting a new Portuguese subsidiary. Through October 31, 2004 there has been no significant progress in the proposed joint venture

As a result of the Asset Purchase Agreement discussed in Note 7 to the financial statements the Company's business is expected to change significantly.

ITEM 2. Description of Property

As of October 31, 2004, Registrant did not and currently does not own or lease any real property. Through approximately March 2004, the Registrant occupied office space on a month to month basis for $500 per month from a company controlled by Carlos D. De Mattos; subsequently the Registrant does not occupy office space on a regular basis.

In November 2004, the Company moved its headquarters to 3400 W. Cahuenga
Boulevard, Hollywood, California.

At October 31, 2004, the Company owned lighting equipment, which is being leased to the lessor described above under an operating lease.

ITEM 3. Legal Proceedings

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

PART II

ITEM 5. Market for Company's Common Equity and Related Stockholder Matters

The Registrant is authorized to issue 50,000,000 shares of common stock, $.01 par value, of which 6,358,750 were issued and outstanding at October 31, 2004.
On that date, the Company's common stock was held by approximately 159 beneficial owners.

To our knowledge there has been only minimal trading in the Company's common stock for the calendar years 2001, 2002 or for the period from January 1 to
October 31, 2004. Our common stock is traded on the Over-the Counter Bulletin
Board market under the symbol "CDMP" since September 2002 and "GAMN" prior thereto. In January 2005 the Company's symbol was changed to "GNXE".The following table sets forth the high and low closing bid quotations for the common stock as reported by Pink Sheets, LLC and the NASDAQ Historical Data
Service for the periods indicated. These quotations represent interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

             YEAR ENDED         YEAR ENDED       PERIOD ENDED      YEAR ENDED
         December 31, 2001   December 31, 2002 October 31, 2003 October 31, 2004

           High     Low        High     Low      High     Low     High    Low
           -----    ---        ----     ----     ----     ----    ----    ---
1st Qtr    1.75     0.34375    0.44     0.31     1.01     0.35    1.05    .20
2nd Qtr    0.30     0.30       0.45     0.24     1.25     0.70    1.01    .20
3rd Qtr    0.47     0.35       0.75     0.24     1.05     0.25     .70    .20
4th Qtr    0.455    0.25       0.44     0.24     1.05     0.22    1.01    .15

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

         2,640,000 shares of common stock to Matthew and Laurie Crouch in connection with Assets Purchase Agreement dated November 18, 2004.

         6,160,000 shares of common stock to Matthew Crouch in connection with
Employment Agreement with Matthew Crouch

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

ITEM 6. Management's Discussion and Analysis or Plan of Operations.

This discussion, with the exception of historical financial information, may consist of forward looking statements that involve risks and uncertainties, including whether and when Registrant will have ongoing business operations.
Consequently, actual results may vary from management's expectations.

RESULTS OF OPERATIONS FOR THE YEAR ENDED OCTOBER 31, 2004 AS COMPARED TO THE
YEAR ENDED OCTOBER 31, 2003.

Rental income amounted to $51,576 for each of the years ended October 31, 2004 and 2003. Related depreciation expense was approximately $29,000 in each of those years.

General and administrative expenses amounted to $92,019 for the year ended
October 31, 2004, compared to $200,573 for the year ended October 31, 2003.

During the quarter ended January 31, 2003 the Company's officers /employees and consultant agreed not to receive compensation. From April 2003 through January
2004, the Company paid a portion of the compensation and accrued the balance.
Since February 2004, the Company discontinued paying or accruing regular compensation to its officers/employees and consultant and is paying for services rendered on a current basis only as services are provided. The decrease in general and administrative expenses is principally the result thereof.

Interest expense amounted to $5,908 for the year ended October 31, 2004, compared to $5,546 for the prior year. Interest expense relates to notes payable to affiliates for borrowings.

State income taxes were $1,450 for the year ended October 31, 2004 and $2,183 for the prior year.

The Company incurred a net loss of $77,381 in fiscal 2004, compared to $186,070 for fiscal 2003. The reduced loss was principally the result of the reduced compensation expenses discussed above.

RESULTS OF OPERATIONS FOR THE YEAR ENDED OCTOBER 31, 2003 AS COMPARED TO THE
PERIOD FROM NOVEMBER 13, 2001 (INCEPTION) TO OCTOBER 31, 2002.

Because the Company had no significant operations, it restricted its administrative costs necessary to effect corporate operations. From November
2002 to April 2003 the Company's officers and consultants did not receive any compensation and performed services without compensation. Such services were minor. From May 2003 to October 2003, the Company's officers received a portion of their compensation and a consultant received no payment for services rendered; the balance of the officers' compensation and the amount of the consultant's compensation for that period commencing May 2003 have been accrued.

General and administrative expenses amounted to $200,573 for the year ended
October 31, 2003 and $258,378 for the period from November 13, 2001 to October
31, 2002. The reduction of such expenses in the current year resulted principally from reduced payroll costs from the reduction of personnel and the reduced compensation of officers.

In fiscal 2003 the Company acquired 100% of the stock of a company located in
Portugal; in connection therewith approximately $30,000 start up costs were incurred and charged to general and administrative expenses. Further, in fiscal
2002 the Company was engaged in the development of a motion picture, the project was discontinued and costs of approximately $68,000 were expensed as part of general and administrative expenses; no such costs were incurred in the current fiscal year.

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

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's primary source of liquidity has been funds raised from capital offerings to existing stockholders and borrowings from related parties. The Company used $12,536 cash in operating activities in fiscal 2004 and $119,455 in fiscal 2003. The Company used $1,421 in fiscal 2004 and $4,083 in fiscal 2003 in investing activities for the purchase of office equipment. In fiscal 2004 the Company used $4,692 for financing activities. In fiscal 2003 financing activities provided $144,064; the Company borrowed $100,000 (of which
$50,000 was from an affiliate of a principal stockholder. Further, in April
2003, the Company's principal stockholder remitted, after deducting the amount
($50,000) of a loan applicable to the

shareholder, $110,250 to the Company representing all profits realized on the prohibited sale of the Company's common stock as required under Section 16 (b)
of the Securities Act of 1934.

The Company believes it has access to additional sources of debt to fund working capital needs through October 31, 2005. The Company will require substantial additional funds in order to expand its equipment leasing operations and develop and produce motion pictures, product development, marketing and ongoing operations. Further additional funds will be required to continue the operations associated with the new distribution arrangement and other activities in which the Company acquired after October 31, 2004. However, there can be no assurance that additional debt or capital resources will be available to the Company. As in the prior year, the Company's accountants had added a going concern paragraph to their opinion, noting given operating losses incurred since inception and a working capital deficiency, there is substantial doubt about the Company's ability to continue as a going concern.

The Company's requirement for additional funds and its access to sources for these funds may change significantly as a result of the Asset Purchase Agreement discussed in Note 7 to the financial statements.

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

ITEM 7 - FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Gener8xion Entertainment, Inc.

We have audited the accompanying balance sheet of Gener8xion Entertainment, Inc.
(a development stage company) (formerly CDMI Productions, Inc.) as of October
31, 2004, and the related statements of operations, stockholders' equity, and cash flows for the year then ended and for the period from November 13, 2001
(inception), to October 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gener8xion Entertainment, Inc.
as of October 31, 2004 , and the results of its operations and its cash flows for the year then ended and from November 13, 2004 (inception), to October 31,
2004, in conformity with accounting principles generally accepted in the United
States of America.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception and has a working capital deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             /S/ Stonefield Josephson

Santa Monica, California
January 10, 2005

             Report of Independent Registered Public Accounting Firm

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

We conducted our audit in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CDMI Productions,
Inc. at October 31, 2003, and the consolidated results of its operations and its cash flows for the year ended October 31, 2003, the period from November 13,
2001 (inception) to October 31, 2002 and for the cumulative period from November
13, 2001 (inception) to October 31, 2003, in conformity with U.S. generally accepted accounting principles.

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

                                                 /S/ERNST & YOUNG LLP

Los Angeles, California
January 7, 2004

                         Gener8Xion Entertainment, Inc.
                        (formerly CDMI Productions, Inc.)
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                October 31, 2004

ASSETS

Current assets:
  Cash and cash equivalents                                      $  3,205
                                                                    -----
       Total current assets                                         3,205
Equipment:
  Rental equipment                             $ 200,000
  Other equipment                                  7,817
                                               ---------
                                                 207,817
  Accumulated depreciation                        82,915          124,902
                                               ---------         --------

Total assets                                                     $128,107
                                                                 ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accrued liabilities                                            $111,964
  Advances from affiliates                                          9,500
  Current portion of note payable                                  22,333
                                                                 --------
        Total current liabilities                                 143,797

Deferred rental income - related party                              4,298

Note payable, less current portion                                 13,481

Stockholders' Deficiency:
   Preferred stock, $0.01 par value -
     5,000,000 shares authorized,
      none issued and outstanding
  Common stock, $0.01 par value,
      50,000,000 shares authorized,
       6,358,750 shares issued and
       outstanding                             $  63,588
  Additional paid-in capital                     407,905
  Deficit accumulated during development
     stage                                      (504,962)
                                               ---------
Total stockholders' deficiency                                    (33,469)
                                                                 --------
Total liabilities and stockholders'
  deficiency                                                     $128,107
                                                                 ========

See accompanying notes.

                         Gener8Xion Entertainment, Inc.
                        (formerly CDMI Productions, Inc.)
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                                                    Cumulative
                                                                                                    Period from
                                                                                                 November 13, 2001
                                                           Year ended October 31,                 (inception) to
                                                        2004                    2003              October 31, 2004
                                                        ----                    ----             ------------------

General and administrative expenses                $    (92,019)            $  (200,573)             $  (550,970)

Rental income - related party                            51,576                  51,576                  141,834

Rental expense - depreciation                           (29,580)                (29,344)                 (80,739)

Interest expense                                         (5,908)                 (5,546)                 (11,454)
                                                     ----------              ----------              -----------
Loss before income taxes                                (75,931)               (183,887)             $  (501,329)

State income taxes                                        1,450                   2,183                    3,633
                                                     ----------              ----------              -----------
Net loss                                             $  (77,381)             $ (186,070)             $  (504,962)
                                                     ==========              ==========              ===========
Net loss per common share - basic
  and diluted                                           $ (0.01)                $ (0.03)                 $ (0.10)

Weighted average common shares
  outstanding - basic and diluted                     6,358,750               6,294,271                5,141,779

See accompanying notes.

                         Gener8Xion Entertainment, Inc.
                        (formerly CDMI Productions, Inc.)
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity

                                                                                           Deficit
                                                          Subscription                     Accumulated
                                        Common stock     Receivable from    Additional     During
                                     ------------------  Stockholder for      Paid-in      Development
                                      Shares     Amount   Common Stock        Capital      Stage             Total
                                      ------     ------   ------------        -------      -----             -----

Balance at November 13, 2001
  (inception)
    Common stock subscribed for
      subscription receivable on
      November 13, 2001              2,169,689   $ 2,169    $ (2,169)          $    -      $     -        $      -
    Cash received for subscription
       on March 26, 2002                                       2,169                                            2,169
    Sale of common stock on
       September 13, 2002            2,450,000    24,500                       $220,500                       245,000
    Balances of
       The Company
       (formerly Gamogen, Inc.)
       at date of merger             1,380,311    13,803                      1,612,160                     1,625,963
    Reclassification of equity
      accounts for merger                         19,528                     (1,665,491)                   (1,645,963)
    Services and loans contributed
       in excess of common stock
       issued                                                                    50,491                        50,491
   Net loss for period from
     inception (November 13, 2001)
     to October 31, 2002                                                                     (241,511)       (241,511)
                                     ---------------------------------------------------------------------------------
Balance at October 31, 2002          6,000,000    60,000           -            217,660      (241,511)         36,149
   Common stock issued to
     affiliates of principal
     stockholders in settlement
     of accrued liabilities            240,000     2,400                         21,600                        24,000
   Common stock issued to
     officer in payment of
     accrued compensation              100,000     1,000                          9,000                        10,000
   Common stock issued to
     consultant for services            18,750       188                          1,687                         1,875
   Amortization of fair value
     of stock options issued                                                     31,500                        31,500
   Gain realized by principal
     Stockholder from prohibited
     sale of common stock of the
     Company                                                                    110,250                       110,250
   Net loss for the year ended
     October 31, 2003                                                                        (186,070)       (186,070)
                                     ---------------------------------------------------------------------------------
Balance at October 31, 2003          6,358,750    63,588           -            391,697      (427,581)         27,704
    Amortization of fair value
     of stock options issued                                                     16,208                        16,208
    Net loss for the year ended
     October 31, 2004                                                                         (77,381)        (77,381)
                                     ---------------------------------------------------------------------------------
Balance at October 31, 2004          6,358,750   $63,588    $      -           $407,905     $(504,962)       $(33,469)
                                     =========   =======    ========           ========     =========        ========

See accompanying notes

                         Gener8Xion Entertainment, Inc.
                        (formerly CDMI Productions, Inc.)
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                Cumulative
                                                                                Period from
                                                                             November 13, 2001
                                                   Year ended October 31,     (inception) to
                                                     2004         2003       October 31, 2004
                                                     ----         ----       ----------------

Operating Activities:
Net loss during development stage                 $ (77,381)   $(186,070)       $(504,962)
Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation                                    30,940       30,160           82,915
     Stock compensation expense                      16,208       31,500           47,708
     Stock issued to consultant                         -         1 ,875            1,875
     Changes in operating assets and
        liabilities:
          Other current assets                          -            500              -
          Accrued liabilities                        31,245        3,830          125,464

          Receivable from affiliate                 (10,250)      (1,250)         (11,500)
          Deferred rental income                     (4,298)         -              4,298
           Other liabilities                          1,000          -              9,000
                                                  ---------    ---------        ---------
Net cash used in operating activities               (12,536)    (119,455)        (245,202)
                                                  ---------    ---------        ---------
Investing Activities:
Purchase of rental and other equipment               (1,421)      (4,083)        (207,817)
                                                  ---------    ---------        ---------
Net cash used in investing activities                (1,421)      (4,083)        (207,817)
                                                  ---------    ---------        ---------
Financing Activities:
 Advances (repayments) from affiliates                  -        (14,192)           5,000
Sale of common stock                                    -            -            247,169
Cash received from affiliate from sale of stock         -         60,250           60,250
Services and loans contributed in excess
  of fair value of common stock issued                  -            -             50,491
Borrowings from related parties                       7,500      100,000          107,500
Repayment of borrowings-related parties             (12,192)      (1,994)         (14,186)
                                                  ---------    ---------        ---------
Net cash provided by (used in)
  financing activities                               (4,692)     144,064          456,224
                                                  ---------    ---------        ---------
Net increase (decrease) in cash
  and cash equivalents                              (18,649)      20,526            3,205
Cash and cash equivalents at
    beginning of period                              21,854        1,328              -
                                                  ---------    ---------        ---------
Cash and cash equivalents at
    end of period                                 $   3,205    $  21,854        $   3,205
                                                  =========    =========        =========
Schedule of Non-Cash Transactions:
  Settlement of borrowings from affiliates        $  50,500    $     -          $  50,500
  Stock issued for liabilities                       34,000          -             34,000

Cash paid for:
   Interest                                       $   4,208    $   2,546        $   6,754
   Taxes                                              1,475        2,620            4,095

See accompanying notes.

                         Gener8Xion Entertainment, Inc.
                        (formerly CDMI Productions, Inc.)
                          (A Development Stage Company

                   Notes to Consolidated Financial Statements

1.  ORGANIZATION AND BASIS OF PRESENTATION

Gener8Xion Entertainment, Inc. - which changed its name from CDMI Productions,
Inc. (formerly Gamogen, Inc. - "Company") was incorporated on March 17, 1986 and since September 1999 had no operations. On September 13, 2002 the Company consummated an Agreement and Plan of Merger ("Agreement") and the following transactions took place:

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
         4.   The Company changed its name at that time from Gamogen, Inc. to
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

The consolidated financial statements have been prepared on a going-concern basis which contemplates the realization of assets, and the satisfaction of liabilities in the normal course of the Company's business. The Company's ability to continue as a going concern is dependent upon various factors including, among others, its ability to raise additional debt or equity financing. For the years ended October 31, 2004 and 2003, the Company had a net loss of $77,381 and 186,070, respectively and cash deficit from operations of
$12,536 and 119,455, respectively. The losses have adversely impacted the
Company's working capital. Management has reduced its operating costs and believes that it will be able to raise additional debt or equity financing which will be sufficient to sustain anticipated operations through October 31, 2005.
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

The Company's requirement for additional funds and its ability to obtain funds may be significantly changed as a result of the Asset Purchase Agreement subsequent to October 31, 2004 discussed in Note 7.

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

There were no common stock equivalents outstanding for the years ended October
31, 2004 or 2003. Accordingly, a reconciliation of basic to diluted loss per share is omitted since diluted loss per share equals basic loss per share for those periods.

INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting
Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 is an
asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactment of changes in the tax law or rates. The
Company's available deferred tax asset of approximately $170,000 arising primarily from the accumulated operating loss carryforwards, has not been reflected in the financial statements because a deferred tax valuation allowance has been recorded for the entire amount. The Company's federal net operating losses of approximately $435,000 begin expiring in 2021.

As a result of the issuance of shares of common stock subsequent to October 31,
2004 discussed in Note 7 the amount of net operating losses available may be materially reduced.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturity dates of 3 months or less when purchased to be cash equivalents. At October 31,
2004, there were no cash equivalents.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has considered all relevant recent accounting pronouncements. There has been no material effect on the financial statements as a result of these pronouncements.

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

Rental equipment consists of lighting equipment with a cost of $200,000 being leased under an operating lease for a five year term expiring in 2007 (at an annual rental of $51,576) to a company in which Carlos D. De Mattos was a minority shareholder through April, 2004. A company controlled by Carlos D. De
Mattos is the Company's principal stockholder. A company controlled by Mr. De
Mattos purchased the equipment from an unrelated party and the Company immediately purchased the equipment from Mr. De Mattos by reimbursing that company for the cost thereof. The lease provides an option for the lessee to purchase the equipment at the end of the lease for its then fair market value.

Rental income is recognized in the period in which the income is earned.

The Company's rental equipment and lease payments thereon are pledged as collateral for its note payable. Such note is payable in monthly installments of approximately $1,760, including interest at an annual rate of 12%, through June
2006. The long term portion of the debt at October 31, 2004 is payable in the year ended October 31, 2006.

5. RELATED PARTY TRANSACTIONS

During the year ended October 31, 2003, the Company borrowed $50,000 from an affiliate of a then principal stockholder. The funds were used to pay expenses and for additional working capital. During the year, the Company applied the proceeds received from the shareholder (as discussed in Note 6) against the balance, together with accrued interest, owed to that stockholder.

General and administrative expenses include approximately $17,000 (year ended
October 31, 2004) and $42,000 (year ended October 31, 2003) for consulting fees and expenses to a company controlled by its then principal stockholder. At
October 31, 2004 approximately $58,000 is unpaid and included in accrued liabilities.

The Company rented office space on a month to monthly basis at $500 per month from a company, in which an affiliate of the then principal stockholder of the
Company has an interest. Rent expense was $2,500 for the year ended October 31,
2004 and $6,000 for the year ended October 31, 2003. Since March 2004 the
Company is occupying space at a directors' s residence at no charge.

Accrued liabilities at October 31, 2004 includes the following:
 Accrued consulting fees to a company owned by a principal shareholder   $57,664
 Accrued compensation to officer/director                                 26,200
 Accrued compensation to former officer/director                          23,100

6. SHAREHOLDERS' EQUITY

During the year ended October 31, 2003 the Company's principal stockholder remitted to the Company the amount of all profits ($110,250) realized by the stockholder from the prohibited sale of the Company's common stock as required pursuant to Section 16 (b) of the Securities Act of 1934. This amount was credited to additional paid-in capital.

At October 31, 2004, the Company has outstanding options (all granted during the year ended October 31, 2003) for the purchase of 90,000 shares of common stock at $.35 per share. . Options issued to directors of the Company included above are accounted for pursuant to Accounting Principles Board Opinion 25,
"Accounting for Stock Issued to Employees" and related interpretations, and the grant price equaled to the fair value on the date of grant. Pro forma operating information, giving effect to the fair value of the options has not been presented because the effect is not material.

In 2003 the Company granted 1,000,000 options which expired unexercised in the year ended October 31, 2004. The fair value of the options at date of grant has been charged to general and administrative expenses over the vesting period.

The Company had the option to retain the services of a consultant for quarterly periods through February 2004 in exchange for the issuance of shares and options for common stock. The agreement was terminated during the year ended October 31,
2003 and no further shares or options are issuable.

7. SUBSEQUENT EVENTS

On November 18, 2004, the Company entered into (1) an Asset Purchase Agreement whereby it issued 2,640,000 shares of common stock to Matthew and Laurie Crouch and (2) an Employment Agreement with Matthew Crouch whereby it issued 6,160,000 shares of common stock to Matthew Crouch. As a result Matthew and Laurie Crouch own approximately 58% of the Company's issued and outstanding shares and Matthew
Crouch was appointed Chief Executive Officer and Chairman of the Board of the
Company..

Pursuant to the Asset Purchase Agreement the Company acquired all of the worldwide distribution rights owned by Matthew and Laurie Crouch to the feature film "One Night with the King" and to a proposed animated film project,
"Prodigal Son".

The term of the Employment Agreement is seven years and provides for a minimum annual salary of $350,000

The accounting basis of the assets acquired is zero and therefore the transaction will be recorded at such value on the Company's financial statements.

Further in November 2004, the Company borrowed $50,000 from related parties. The borrowings are payable in one year with interest at 5%.

Item 8. Changes in and Disagreements with Accountants on Auditing and Financial
        Disclosures

In November 2004 the former accountants, Ernst & Young, LLP resigned. There were no disagreements with that firm on auditing and financial disclosures. The
Company retained Stonefield Josephson, Inc. as their auditors for the year ended
October 31, 2004.

  Item 8A - Controls and Procedures

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

  Item 8B - Other Information
         Form 8-K:

Form 8-K filed under date of October 18, 2004 with respect to Items 4 and 5.

Form 8-K filed under date of November 23, 2004 with respect to Items 1, 3, 5 and 9

Part III

Item 9. Directors, Executive Officers, Promoters And Control Persons: Compliance
        With Section 16(A) Of The Exchange

The current directors and officers of the Company are:

         Matthew Crouch (age 43). Mr. Crouch became Chairman of the Board and
Chief Executive Officer on November 18, 2004. Since 1999 Mr. Crouch has been the
Chief Executive Officer of Gener8Xion Entertainment, Inc., an independent film production company. Mr. Crouch served as Vice President of Trinity Broadcasting
Network, (an owner of TV stations throughout the world), where for 15 years he oversaw all aspects of production for both the film and television divisions.

         Carlos D. De Mattos (age 52). Mr. De Mattos became President and a
Director in January 2005. For the past five years he has been and he remains as the Chairman of CDM Inc. (CDMI Ventures). Prior to founding CDMI Ventures, Mr.
De Mattos was the Founder and Principal of Hollywood Rental Production Services
and Olesen which are the nation's largest independent suppliers of complete
"one-stop" services to the entertainment industry, providing a wide range of support services to entertainment producers across North America, including:
lighting, grip, transportation, generators, camera equipment, automated lighting and theatrical equipment, as well as expendable supplies.

         Mr. De Mattos is a co-recipient of two Technical Achievement Awards from the Academy of Motion Picture Arts and Sciences in March 1983 and March
1985. He is also a co-recipient of a Technical Achievement Award from the
Academy of Television Arts and Sciences in September 1989. In June 1991, the
government of Portugal inducted him into the select membership of the prestigious Order of Henry the Navigator as a Knight Commander. In July 1998, he
was awarded the Ernst & Young Entrepreneur of the Year Award for the Greater Los
Angeles area. He is a member of the Academy of Motion Picture Arts and Sciences and the American Society of Cinematographers.

         John R. Dempsey, Jr (age 33). Mr. Dempsey became a director and temporary Chief Executive and Chief Financial officer effective October 18,
2004. On November 18, 2004 Mr. Dempsey resigned as Chief Executive Officer. Mr.
Dempsey is a senior consultant for Arthur Consulting Group where he performs mergers and acquisition valuation and certain tax related valuation projects.
Prior thereto, Mr. Dempsey worked at Matthews Studio Group, Inc., a public company in the motion picture equipment rental industry. Mr. Dempsey has an undergraduate degree in finance from Villanova University and an MBA from
Pepperdine University.

         Tom Newman (age 49), Mr. Newman became a director in January 2005. Mr.
Newman is the president of Impact Productions, Inc., which he founded in 1982.
For the past 22 years he has produced numerous works for stage, television and stage. During the past three years he has received numerous awards for his corporate, video and nationally broadcasted television commercials.

         Ric Wake (age 38) Mr. Wake became a director in January 2005. From 1999 to 2003 he served as Sony Music Entertainment's Staff Producer and Senior Vice
President of A & R. Since that time he has served as president of Wake
Production and Notation Music, which he founded.

The Company has no standing audit, nominating or compensation committee. During the year ended October 31, 2004, the Board of Directors held three meetings.
During the year ended

October 31, 2003, the Board of Directors held two meetings; Mr. Eccleston attended one of the meetings in 2004 and the remaining directors attended all meetings.

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
Based solely on a review of the copies furnished to the Company pursuant to that
Act, the Company believes that during the year ended October 31, 2004 all filing requirements applicable to Reporting Persons were complied with.

ITEM 10-. Executive Compensation

The following table discloses the compensation paid to Registrant's executive officers during the years ended October 31, 2004 and 2003:

         SUMMARY COMPENSATION TABLE

                                                         Awards              Payouts
Name and                                          Restricted Securities
Principal                             Other       Stock      Underlying     Payments All other
Position       Salary     Bonus    Compensation   Awards     Options        Payment Compensation
------------------------------------------------------------------------------------------------

Jack Brehm,
CEO, CFO (2)
 Fiscal 2004   $15,030               $  300(1)
 Fiscal 2003    22,000                2,200(1)

Marcos M.
De Mattos
Vice
President (2)
 Fiscal 2004    10,500                  600(1)
 Fiscal 2003    24,100                3,000(1)

(1)  Auto allowance.
(2)  A portion of the fiscal 2004 and 2003 salary and other compensation of Mr.
     Brehm and Mr. De Mattos is unpaid at October 31, 2004 and included in accrued liabilities.

The Registrant reimburses officers and directors for travel and other expenses incurred on behalf of Registrant. Registrant does not have a pension or profit sharing plan.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters

The persons set for the on the chart below are known to Registrant to be beneficial owners of more than five percent of the Registrants' outstanding common stock as of November 18, 2004. Information concerning the number and percentage of shares of voting stock of Registrant owned on record and beneficially by management is set forth on the chart below:

NAME AND ADDRESS           AMOUNT AND NATURE OF        PERCENT    RELATIONSHIP
OF BENEFICIAL OWNER        BENEFICIAL OWNERSHIP        OF CLASS    TO COMPANY

Matthew and Laurie Crouch
3400 W. Cahuenga Bvld.
Hollywood, CA 90068              8,800,000                58%    CEO, Director

Carlos De Mattos
CDM Interactive, Inc.
1125 North Lindero Canyon Rd.
Suite A-8 #209                                                   President,
Westlake Village, CA 91362       2,474,689(2)             16%    Director

Yale Farar, trustee
Hillshire Trust
23679 Calabasas Rd. #412
Calabasas, CA 91302              1,182,100                 8%    Stockholder

Marcos M. De Mattos
4791 Parma Dr.
Oak Park, CA 91377                 250,000                 2%    Vice President

All officers and directors as
a Group (4 individuals)         11,524,690                76%

(1)  Under rules and regulations promulgated by the SEC, shares owned by CDM
     Interactive, Inc. and of Hillshire Trust are deemed to be beneficially owned by Mr. Carlos De Mattos and Mr. Yale Farar.
(2)  Includes 250,000 shares owned by the dependent son of Carlos D. De Mattos.

ITEM 12. Certain Relationships and Related Transactions

During the period from March 1, 2002 to October 31, 2002, the Registrant credited Southridge Group, LLC $99,251 against the note receivable and accrued interest for investment banking and other services provided in connection with the merger.

The Company paid or accrued consulting fees and expenses of approximately
$18,000 (year ended October 31, 2004) and 42,000 (year ended October 31, 2003)
to a company owned by Carlos De Mattos.

In the year ended October 31, 2003 the Company issued an aggregate of 240,000 shares of common stock in settlement of approximately $32,000 of accrued consulting fees and expenses at October 31, 2002 and approximately $64,000 loans from related parties.

During the year ended October 31, 2003, the Company borrowed $50,000 from an affiliate of a principal stockholder. The funds were used to pay expenses and for additional working capital. During the year, the Company's principal stockholder remitted to the Company the amount of all profits ($110,250)
realized by the stockholder from the prohibited sale of the Company's common stock as required pursuant to Section 16 (b) of the Securities Act of 1934. The
Company applied the proceeds against the balance, together with accrued interest, owing to that stockholder. The Company's rental equipment and lease payments thereon are pledged as collateral for the remaining loan. Such loan is payable in 36 monthly installments of approximately $1,760, including interest at an annual rate of 12%; through June 2006.

The Company rented office space through March 2004 on a month to month basis at
$500 per month from a company, in which an affiliate of the then principal shareholder of the Company has an interest.

ITEM 13. Exhibits

Exhibits:
31.1 - Certification of CEO/CFO

32 - Certification of CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

ITEM 14. Principal Accountant Fees and Services

Fees paid to the Registrant's principal accountant for the audit of the annual financial statements and review of the unaudited quarterly financial statements were $6,000 for the year ended October 31, 2004 and $9,000 for the year ended
October 31, 2003.

There were no other fees paid or services provided in those years by such firms.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange
Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CDMI Productions, Inc.

/s/ Matthew Crouch
------------------
Matthew Crouch, Chief Executive Officer

/s/ Jack Brehm
--------------
Jack Brehm, Chief Financial Officer (principal accounting officer) and Director through October 18, 2004

/s/ John R. Dempsey, Jr
-----------------------------
John R. Dempsey, Jr., Chief Financial Officer (principal accounting officer) and
Director subsequent to October 18, 2004

Dated: January 17, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated:

Signature                       Title                        Date

/s/ Carlos De Mattos           President/Director          January 17, 2005

/s/ Tom Newman                 Director                    January 17, 2005

/s/ Ric Wake                   Director                    January 17, 2005

