Form 10KSB/A
period 2004-10-31
Gener8xion Entertainment, Inc.
filed 2005-02-02
CIK 803034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A

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

Aggregate market value of Registrants' voting and non-voting common equity held by non-affiliates as of December 29, 2004 - approximately $3,700,000

Outstanding common stock, $.01 par value as of December 29, 2004: 15,158,750 shares

                                EXPLANATORY NOTE

The Company is filing this Amendment No. 1 to Annual Report on Form 10-KSB/A which was for the fiscal year ended October 31, 2004 to disclose those items previously omitted from Part III Item 9 in compliance with the General
Instruction E.3 to Form 10-KSB. In addition, pursuant to the rules of the
Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications.

Part III

Item 9. Directors, Executive Officers, Promoters And Control Persons: Compliance
With Section 16(A) Of The Exchange Act

Our executive officers and key employees and their ages as of January 31, 2005 are as follows:

         NAME            AGE                     POSITION

Matthew Crouch            43    Chief Executive Office and Chairman of the Board

Carlos D. De Mattos       52    President and Director

John R. Dempsey, Jr.      33    Director

Tom Newman                49    Director

Ric Wake                  38    Director

Marilyn Harris Beaubien   51    Secretary and Chief Financial Officer

Rich Cook                 34    Vice President, Production

Marcos M. De Mattos       28    Vice President, Development

     Matthew Crouch became Chairman of the Board and Chief Executive Officer on
November 18, 2004. Since 1999 Mr. Crouch has been the Chief Executive Officer of
Gener8Xion Entertainment, Inc., an independent film production company. Mr.
Crouch served as Vice President of Trinity Broadcasting Network, (an owner of TV stations throughout the world), where for 15 years he oversaw all aspects of production for both the film and television divisions.

     Carlos D. De Mattos became President and a Director in January 2005. For the past five years he has been and he remains as the Chairman of CDM
Interactive Inc. (CDMI Ventures). Prior to founding CDMI Ventures, Mr. De Mattos was the Founder and Principal of Hollywood Rental Production Services and Olesen
which are the nation's largest independent suppliers of complete "one-stop"
services to the entertainment industry, providing a wide range of support services to entertainment producers across North America, including: lighting, grip, transportation, generators, camera equipment, automated lighting and theatrical equipment, as well as expendable supplies. Prior to Hollywood Rental
Production Services he was the CEO of Matthews Studio Equipment Group, Inc.
("Matthews") a public company in the motion picture

equipment manufacture and rental industry. In April 2000 Matthews filed for reorganization under the Bankruptcy Act. Mr. De Mattos is a co-recipient of two
Technical Achievement Awards from the Academy of Motion Picture Arts and
Sciences in March 1983 and March 1985. He is also a co-recipient of a Technical
Achievement Award from the Academy of Television Arts and Sciences in September
1989. In June 1991, the government of Portugal inducted him into the select membership of the prestigious Order of Henry the Navigator as a Knight
Commander. In July 1998, he was awarded the Ernst & Young Entrepreneur of the
Year Award for the Greater Los Angeles area. He is a member of the Academy of
Motion Picture Arts and Sciences and the American Society of Cinematographers.

     John R. Dempsey, Jr. became a director and temporary Chief Executive and
Chief Financial officer effective October 18, 2004. On November 18, 2004 Mr.
Dempsey resigned as Chief Executive Officer. Mr. Dempsey is a senior consultant for Arthur Consulting Group where he performs mergers and acquisition valuation and certain tax related valuation projects. Prior thereto, Mr. Dempsey worked at
Matthews Studio Equipment Group, Inc., a public company in the motion picture equipment manufacture and rental industry. Mr. Dempsey has an undergraduate degree in finance from Villanova University and an MBA from Pepperdine
University and he is a Chartered Financial Analyst (CFA) with multiple designations in Risk Management. .

     Tom Newman became a director in January 2005. Mr. Newman is the president of Impact Productions, Inc., which he founded in 1982. For the past 22 years he has produced numerous works for television and stage. During the past three years he has received numerous awards for his corporate, video and nationally broadcasted television commercials.

     Ric Wake became a director in January 2005. From 1999 to 2003 he served as
Sony Music Entertainment's Staff Producer and Senior Vice President of A & R.
Since that time he has served as president of Wake Production and Notation
Music, which he founded.

     Marilyn Harris Beaubien became Chief Financial Officer of the Company in
December 2004 after working as Production Controller for the movie "One Night
With The King". Between June 2002 and July 2004 Ms. Beaubien was President of
Grace and Mercy Entertainment a sole proprietorship that prepared financial packages for various entertainment clients. From June 1998 until June 2002, she was "Line Producer" for Big Ticket Productions, Inc. Prior to that, she has been an associate producer and production consultant for many television and film productions. Ms. Beaubien started her career as an audit senior with Price
Waterhouse & Company. She is a CPA and member of the Producers Guild of America,
Inc.

     Richard J. Cook has over 5,000 visual effects for Television and Film in his repertoire (including being on the Academy Award winning team for "Best
Visual Effects" for the feature film Independence Day), Richard J. Cook has worked with and managed top entertainment industry professionals for over 12 years. Throughout his visual effects career, Mr. Cook has worked with over 50 different studios and production companies including Universal, Paramount,
Warner Brothers, Disney and 20th Century Fox and on over 25 feature films and 30 television shows and commercials. His feature films include Independence Day,
Godzilla, Men in Black, Star Trek: First Contact, Dr. Dolittle just to name a few. His television shows include Star Trek: The Next Generation, Deep Space
Nine & Voyager, Stargate, Lois and Clark and Poltergeist and his commercials include Pepsi, Coca Cola, Lazy Boy, Lexus and many more. For the last 5 years,
Mr. Cook has been head of operations of an independent film and television production company in Hollywood. This advancement in Mr. Cook's career is due to his move from his former position as Visual Effects Producer at Santa Monica
Studios.

     Marcos M. De Mattos became vice president of the Company on September 13,
2002. Mr. De Mattos has held positions in both venture capital firms as well as technology start-ups. Since January 2002, Mr. De Mattos has been an associate partner with CDM Interactive, Inc. Between 1998 and 2002 he was employed by
Venture Tech Funding Group and 24x7 Technology, Inc. in their corporate development departments. Until 1998, Mr. De Mattos was earning his BBA degree from the University of San Diego. Mr. De Mattos is the son of Carlos D. De
Mattos.

     The Company has no standing audit, nominating or compensation committee.
During the year ended October 31, 2004, the Board of Directors held three meetings. During the year ended October 31, 2003, the Board of Directors held two meetings; Mr. Eccleston a former director attended one of the meetings in
2004 and the remaining directors attended all meetings.

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

CDMI Productions, Inc.

/s/ Matthew Crouch
------------------
Matthew Crouch, Chief Executive Officer

/s/ Marilyn Harris Beaubien
---------------------------
Marilyn Harris Beaubien, Chief Financial Officer

Dated: January 31, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated:

         SIGNATURE                     TITLE                       DATE

/s/ Carlos M. De Mattos          President/Director          January 31, 2005

/s/ Tom Newman                        Director               January 31, 2005

/s/ Ric Wake                          Director               January 31, 2005

/s/ John R. Dempsey, Jr.              Director               January 31, 2005

                                  CERTIFICATION

We, Matthew Crouch, Chief Executive Officer and Marilyn Harris Beaubien, Chief
Financial Officer (principal accounting officer) of Gener8xion Entertainment,
Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that

1.   The annual report on Form 10-KSB of the Company for the annual period ended
     October 31, 2003 (the "Report") fully complies with the requirements of
     Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

2.   The information contained in the Report presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the period set forth therein.

Dated: January 31, 2005

                                       Name: /s/ Matthew Crouch

                                       Title: Chief Executive Officer

                                       Name: /s/ Marilyn Harris Beaubien

                                       Title: Chief Financial Officer (principal
                                       accounting officer)

