Form 10QSB
period 2005-01-31
Gener8xion Entertainment, Inc.
filed 2005-03-16
CIK 803034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT
OF 1934

                 For the quarterly period ended January 31, 2005

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
No ( )

Outstanding common stock, $.01 par value as of February 28, 2005: 15,178,150 shares

                         Gener8xion Entertainment, Inc.
                          (A Development Stage Company)
                                TABLE OF CONTENTS

PART I      FINANCIAL INFORMATION

Item 1      Financial Statements (Unaudited)

            Condensed consolidated balance sheet - January 31, 2005

            Condensed consolidated statements of operations - Three months ended
            January 31, 2005 and 2004 and cumulative November 13, 2001 to
            January 31, 2005

            Consolidated statements of cash flow - Three months ended January
            31, 2005 and 2004 and cumulative November 13, 2001 to January 31,
            2005

            Notes to consolidated financial statements - January 31, 2005

Item 2      Management's Discussion and Analysis of Financial Condition and
            Results of Operations

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Item 4.     Controls and Procedures

PART II     OTHER INFORMATION

 Item 1.    Legal Proceedings

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.     Defaults upon Senior Securities

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5.     Other Information

Item 6.     Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

                         Gener8xion Entertainment, Inc.
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)
                                January 31, 2005

ASSETS
Current assets:
  Cash and cash equivalents                                       $   8,934
  Accounts receivable - production services                         210,000
  Prepaid rent - related party                                       12,000
                                                                  ---------
         Total current assets                                       230,934

Equipment:
  Rental equipment                                  $  200,000
  Other equipment                                       11,717
                                                    ----------
                                                       211,717
  Accumulated depreciation                              90,699      121,018
                                                    ----------    ---------
Total assets                                                      $ 351,952
                                                                  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accrued liabilities                                             $ 238,413
  Advance - affiliate                                                 2,000
  Advance - other                                                     7,050
  Loan payable, related parties                                      50,000
  Current portion of note payable                                    22,904
                                                                  ---------
      Total current liabilities                                     320,367

Deferred rental income - related party                                4,298

Note payable, less current portion                                    8,540

Stockholders' Equity:
  Preferred stock, $.01 par value, authorized
    1,000,000 shares, none issued and outstanding
  Common stock, $.01 par value, authorized
    50,000,000 shares, issued and outstanding
    15,178,150 shares                               $  151,788
  Additional paid-in capital                           311,839
  Deficit accumulated during the development
     stage                                            (444,880)
                                                    ----------
Total stockholders' equity                                           18,747
                                                                  ---------
Total liabilities and stockholders' equity                        $ 351,952
                                                                  =========

See accompanying notes.

                         Gener8xion Entertainment, Inc..
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                          Cumulative
                                                                         Period from
                                      Three months ended January 31,  November 11, 2001
                                      ------------------------------   (inception) to
                                           2005            2004       January 31, 2005
                                           ----            -----      -----------------

General and administrative expenses   $  (203,265)     $  (57,545)     $  (754,235)

Rental income - related party              12,894          12,894          154,728

Rental expense - depreciation              (7,143)         (7,336)         (87,882)

Other income - production services        260,000                          260,000

Interest expense                           (1,410)         (1,447)         (12,864)
                                      -----------      ----------      -----------

Income (loss) before income taxes          61,076         (53,434)        (440,253)

State income taxes                            994             727            4,627
                                      -----------      ----------      -----------

Net income (loss)                     $    60,082      $  (54,161)     $  (444,880)
                                      ===========      ==========      ===========
Net income (loss) per common share -
  basic and diluted                   $      -         $    (0.01)     $     (0.08)

Weighted average common shares
  outstanding - basic and diluted      13,120,750       6,358,750        5,786,218

See accompanying notes.

                         Gener8xion Entertainment, Inc.
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                            Cumulative
                                                 Three months ended         Period from
                                                    January 31,           November 13, 2001
                                                    ----------             (inception) to
                                                2005          2004        January 31, 2005
                                                ----          -----       -----------------

Operating activities:
Cash provided by (used in) operating
  activities                                $ (25,551)      $    481        $ (270,753)
                                            -------------------------------------------
Investing activities:
    Purchase of rental and other
      equipment                                (3,900)            -           (211,717)
                                            -------------------------------------------
Cash used in investing activities              (3,900)            -           (211,717)
                                            -------------------------------------------
Financing activities:
    Advances (repayment) of advances             (450)        (3,000)            4,550
    Sale of common stock                          -               -            247,169
    Expenses in connection with sale
      of common stock                         (10,000)            -            (10,000)
    Cash received from affiliate from
      sale of stock                               -               -             60,250
    Services and loans contributed
      in excess of far value of
      common stock issued                         -               -             50,491
    Borrowings from related parties            50,000             -            157,500
    Repayments of borrowings -
      related parties                          (4,370)        (2,573)          (18,556)
                                            -------------------------------------------
Cash provided by (used in)
  financing activities                         35,180         (5,573)          491,404
                                            -------------------------------------------
Net increase (decrease) in cash                 5,729         (5,092)            8,934

Cash and cash equivalents at
  beginning of period                           3,205         21,854               -
                                            -------------------------------------------
Cash and cash equivalents at
  end of period                             $   8,934       $ 16,762        $    8,934
                                            ===========================================

See accompanying notes.

                         Gener8xion Entertainment, inc.
                          (A Development Stage Company)
         Notes to Unaudited Condensed Consolidated Financial Statements
                                January 31, 2005

1 - Basis of presentation and significant accounting policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements pursuant to Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2005 are not necessarily indicative of operating results that may be expected for the year ending October 31, 2005. For further information refer to the financial statements and footnotes included in Form 10-KSB for the year ended October 31,
2004 as filed by the Company.

The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of the Company's business. The Company's ability to continue as a going concern is dependent on various factors including, among others, its ability to raise additional debt or equity financing. There is no assurance that such financing will be available or at terms the Company can meet. For the cumulative period since inception through the three months ended January 31, 2005, the Company had a net loss and negative cash flow from operations. These losses have adversely impacted the Company's working capital position. Management had reduced its operating costs until the quarter ended January 31, 2005 during which period payroll and other operating expenses increased in connection with expected future operations. The Company believes that it will be able to raise additional debt or equity financing which will be sufficient to sustain operations through at least January 31, 2006.
Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount or classification of liabilities that may result from the outcome of the uncertainty.

Revenues from production services (which commenced during the quarter ended
January 31, 2005) are recognized in income during the period in which the service is rendered.

2 - Shareholders' Equity

In November 2004 the Company entered into an Asset Purchase Agreement with
Matthew and Laurie Crouch and an Employment Agreement with Matthew Crouch whereby it issued 8,800,000 shares of common stock (approximately 58% of the
Company's issued and outstanding shares). Mr. Crouch was appointed Chief
Executive Officer and Chairman of the Board of Directors of the Company.

As a result of the transaction, the Company acquired all the worldwide distribution rights owned by Matthew and Laurie Crouch to the feature film "One
Night with the King" and to a proposed animated film project, "Prodigal Son".

The employment agreement is for a period of seven years and provides for a minimum annual salary of $350,000.

The accounting basis of the assets acquired is zero. The par value of the shares issues has been credited to Common Stock and charged to Additional Paid in
Capital.

Further, during the quarter ended January 31, 2005 the Company issued 20,000 shares of common stock for services. General and administrative expenses has been charged $2,000 representing the fair value of the shares, Common Stock has been credited $200 for the par value thereof and the balance ($1,800) credited to Additional Paid in Capital.

During the three month ended January 31, 2005 the Company issued options to officers, directors and consultants for the purchase of 492,000 shares of common stock at $1.25 per share (the market price at date of grant). The options expire in 2010.

3 - Related Party Transactions

During the three months ended January 31, 2005, the Company borrowed $50,000 from related parties. The borrowings are payable in November 2006, with interest at 5%.per annum.

The Company rents premises from a company controlled by its principal shareholder/Chairman/CEO for $12,000 per month under a six month lease expiring in April 2005. The Company also prepaid one month's rent.

The Company has a three-year employment agreement with its president. The agreement commences January 1, 2005 and provides for minimum annual compensation of $250,000.

4 - Accrued Liabilities

Accrued liabilities consist of the following:
Consulting fees to a company owned by a principal shareholder     $  53,704
Compensation to officers/directors                                  137,883
Compensation to former officer/director                              21,600
Payroll taxes                                                        18,133
Other                                                                 7,093
                                                                  ---------
                                                                   $238,413
                                                                  =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations.

This discussion, other than historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including when and if the Company has significant operations. Consequently, actual results may vary from management's expectations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2005 AS COMPARED TO
THE THREE MONTHS ENDED JANUARY 31, 2004.

Rental income amounted to $12,894 for each of the three months ended January 31,
2005 and 2004. Related depreciation expense was $7,143 and $7,336 for the those periods.

Other income of $260,000 for the January 31, 2005 quarter resulted from production services rendered by the Company. This was the first revenue the
Company earned from these services.

General and administrative expenses amounted to $203,265 for the three months ended January 31, 2005 compared to $57,545 for the same period in the prior year, an increase of $145,720.

During the quarter ended January 31, 2003 the Company's officers/employees and consultant agreed not to receive compensation. Commencing in April 2003 through
January 31, 2004, the Company commenced paying a portion of the compensation and accruing the balance. From February 2004 to October 31, 2004 the Company did not
pay or accrue regular compensation to its officers/employees and consultant and paid for services rendered during that period on a current basis. Commencing in
November 2004 the Company has been accruing compensation to its CEO and since
January 2005 to its other officers. Further since November 2004 the Company has been paying rent for premises. The increase in general and administrative expenses is principally the result of the increase in compensation, related payroll taxes and rent.

Interest expense amounted to $1,410 for the three months ended January 31, 2005 compared to $1,447 for the same period in the prior year. Interest expense relates to notes and loans from related parties for borrowings.

Liquidity and Capital Resources

The Company's current activities and operating expenses will require raising additional capital. There is no assurance that the additional capital will be available. During the three months ended January 31, 2005 the Company had negative cash flow from operating activities of $25,551 compared to positive cash flow of $481 for the same quarter last year. Further during the current quarter, the Company purchased office equipment of $3,900; there were no purchases in the same quarter last year.

During the quarter ended January 31, 2005 the Company had an increase in cash flow of $35,180 from financing activities. This resulted from related party borrowing of $50,000, payment of $4,820 in reduction of other related party obligations, and an advance of $10,000 for expenses of potential private placement of securities.

From April 2003 to January 31, 2004, the Company paid a portion of officers and consultants compensation and accruing the balance. From February 2004 to October
31, 2004 the Company did not pay or accrue regular compensation to its officers/employees and consultant and paid for services rendered during that period on a current basis. Commencing in November 2004 the

Company has been accruing compensation to its CEO and since January 2005 to its other officers. Further since November 2004 the Company has been paying rent for premises.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Item 5 of our annual report on Form 10-KSB for the year ended October 31, 2004. Our exposures to market risk have not changed materially since October 31, 2004.

Item 4 Controls and Procedures.

As of January 31, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief
Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in the Securities Act of 1934 Rules 13a-14 (c) and 15d-14(c). Based on
that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of January 31, 2005. There have been no significant changes in the Company's internal controls or other factors that could significantly affect internal controls subsequent to that date.

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

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5 Other Information

None

Item 6. Exhibits

Exhibit 31.1 - Certification of Chief Executive Officer pursuant to Rule
13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

Exhibit 31.2 - Certification of Chief Financial Officer pursuant to Rule
13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

Exhibit 32 - Certification of Chief Executive Officer and Chief Financial
Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the
Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

                                           GENER8XION ENTERTAINMENT, INC.

Dated:  March 14, 2005                        /s/ Matthew Crouch
                                              -------------------
                                              Matthew Crouch, Chief Executive
                                              Officer and

Dated: March 14, 2005                         /s/ Marilyn Beaubien
                                              --------------------
                                              Chief Financial Officer
                                              (Principal Accounting Officer)