Form 10QSB
period 2005-04-30
Gener8xion Entertainment, Inc.
filed 2005-06-16
CIK 803034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF
    1934

                  For the quarterly period ended April 30, 2005

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
Yes (x) No ( )

Outstanding common stock, $.01 par value as of May 31, 2005: 15,178,150 shares

                         Gener8xion Entertainment, Inc.
                          (A Development Stage Company)
                                TABLE OF CONTENTS

PART I      FINANCIAL INFORMATION

Item 1      Financial Statements (Unaudited)

            Condensed consolidated balance sheet - April 30, 2005

            Condensed consolidated statements of operations - Three months and six months ended April 30, 2005 and 2004 and cumulative November 13,
            2001 to April 30, 2005

            Consolidated statements of cash flow - Six months ended April 30,
            2005 and 2004 and cumulative November 13, 2001 to April 30, 2005

            Notes to consolidated financial statements - April 30, 2005

Item 2      Management's Discussion and Analysis or Plan of Operation.

Item 3      Controls and Procedures

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.     Defaults upon Senior Securities

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

                         Gener8xion Entertainment, Inc.
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)
                                 April 30, 2005

ASSETS
Current assets:
  Cash and cash equivalents                                          $    1,170
  Prepaid rent - related party                                           24,000
  Deferred private placement expenses                                    32,640
                                                                     ----------
    Total current assets                                                 57,810

Equipment:
  Rental equipment                                 $   200,000
  Production equipment                                 195,725
  Other equipment                                       11,717
                                                   -----------
                                                       407,442
  Accumulated depreciation                             108,552          298,890
                                                   -----------       ----------
    Total assets                                                     $  356,700
                                                                     ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accrued liabilities                                                $  459,458
  Advance - related parties                                              85,520
  Advance - other                                                         6,600
  Loan payable, related parties                                          50,000
  Deferred rental income-related party                                    4,298
  Current portion of note payable                                        23,474
                                                                     ----------
    Total current liabilities                                           629,350

Note payable, less current portion                                        3,467

Stockholders' Deficiency:
  Preferred stock, $.01 par value, authorized
    1,000,000 shares, none issued and outstanding
  Common stock, $.01 par value, authorized
    50,000,000 shares, issued and outstanding
    15,178,150 shares                              $   151,788
  Additional paid-in capital                           321,839
  Deficit accumulated during the development
    stage                                             (749,744)
                                                   -----------
Total stockholders' deficit                                            (276,117)
                                                                     ----------
Total liabilities and stockholders' deficit                          $  356,700
                                                                     ==========

The accompanying notes are an integral part of the financial statements.

                         Gener8xion Entertainment, Inc..
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                 Three months ended April 30,
                                                ------------------------------
                                                    2005              2004
                                                ------------      ------------

General and administrative expenses             $  (368,838)      $   (18,578)

Rental income - related party                        12,894            12,894

Rental expense - depreciation                        (7,143)           (7,336)

Other income - production services                   60,000

Interest expense                                     (1,402)           (1,723)
                                                ------------      ------------
Loss before income taxes                           (304,489)          (14,743)

State income taxes                                      375               723
                                                ------------      ------------
Net loss                                        $  (304,864)      $   (15,466)
                                                ============      ============
Net income (loss) per common share -
  Basic and diluted                             $     (0.02)      $         -

Weighted average common shares
  Outstanding - basic and diluted                15,178,150         6,358,750

The accompanying notes are an integral part of the financial statements.

                         Gener8xion Entertainment, Inc..
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                                         Cumulative
                                                                        Period from
                                        Six months ended April 30,    November 11, 2001
                                       ----------------------------    (inception) to
                                           2005            2004        April 30, 2005
                                       ------------    ------------   -----------------

General and administrative expenses    $  (572,103)    $   (76,123)     $(1,123,073)

Rental income - related party               25,788          25,788          167,622

Rental expense - depreciation              (14,286)        (14,672)         (95,025)

Other income - production services         320,000               -          320,000

Interest expense                            (2,812)         (3,170)         (14,266)
                                       ------------    ------------     ------------
Loss before income taxes                  (243,413)        (68,177)        (744,742)

State income taxes                           1,369           1,450            5,002
                                       ------------    ------------     ------------
Net income (loss)                      $  (244,782)    $   (69,627)     $  (749,744)
                                       ============    ============     ============
Net income (loss) per common share
  - basic and diluted                  $     (0.02)    $     (0.01)     $     (0.08)

Weighted average common shares
  outstanding - basic and diluted       14,348,916       6,358,750        6,465,196


The accompanying notes are an integral part of the financial statements.

                         Gener8xion Entertainment, Inc.
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                         Cumulative
                                                                         Period from
                                         Six months ended April 30,   November 13, 2001
                                         --------------------------     (inception) to
                                            2005            2004       January 31, 2005
                                         ----------      ----------   -----------------

Operating activities:
Cash provided by (used in) operating
  activities                             $ 106,215       $ (11,274)      $ (138,987)
                                         ----------      ----------      -----------
Investing activities:
  Purchase of rental and other
    equipment                             (199,625)            -           (407,442)
                                         ----------      ----------      -----------
Cash used in investing activities         (199,625)            -           (407,442)
                                         ----------      ----------      -----------
Financing activities:
  Advances (repayment) of advances          83,520             -             88,520
  Sale of common stock                         -               -            247,169
  Expenses in connection with
    Private placement                      (32,640)            -            (32,640)
  Cash received from affiliate from
    sale of stock                              -               -             60,250
  Services and loans contributed
    in excess of far value of
    common stock issued                        -               -             50,491
  Borrowings from related parties           50,000          12,500          157,500
  Repayments of borrowings -
    related parties                         (9,505)         (6,130)         (23,691)
                                         ----------      ----------      -----------
Cash provided by
  financing activities                      91,375           6,370          547,599
                                         ----------      ----------      -----------
Net increase (decrease) in cash             (2,035)         (4,904)           1,170

Cash and cash equivalents at
  beginning of period                        3,205          21,854              -
                                         ----------      ----------      -----------
Cash and cash equivalents at
  end of period                          $   1,170       $  16,950       $    1,170
                                         ==========      ==========      ===========


The accompanying notes are an integral part of the financial statements.

                         Gener8xion Entertainment, inc.
                          (A Development Stage Company)
         Notes to Unaudited Condensed Consolidated Financial Statements
                                 April 30, 2005

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

The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of the Company's business. The Company's ability to continue as a going concern is dependent on various factors including, among others, its ability to raise additional debt or equity financing. There is no assurance that such financing will be available or at terms the Company can meet. For the cumulative period since inception through the April 30, 2005, the Company had a net loss and negative cash flow from operations. These losses have adversely impacted the Company's working capital position. Management had reduced its operating costs until the quarter ended
January 31, 2005 during which period payroll and other operating expenses increased in connection with expected future operations. The Company believes that it will be able to raise additional debt or equity financing which will be sufficient to sustain operations through at least April 30, 2006. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount or classification of liabilities that may result from the outcome of the uncertainty.

Revenues from production services (which commenced during the quarter ended
January 31, 2005) are recognized in income during the period in which the service is rendered. The services performed during the six months ended April
30, 2005 consisted of distribution and production services for a joint venture in which the Company's Chief Executive Officer/principal shareholder has a minority interest.

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

Further, during the six months ended April 30, 2005 the Company issued 20,000 shares of common stock for services. General and administrative expenses has been charged $2,000 representing the fair value of the shares, Common Stock has been credited $200 for the par value thereof and the balance ($1,800) credited to Additional Paid in Capital.

During the six months ended April 30, 2005 the Company issued options to officers, directors and consultants for the purchase of 492,000 shares of common stock at $1.25 per share (the market price at date of grant). The options expire in 2010.

Pro-forma disclosure in accordance with FAS 123 would be immaterial.

The number of common share equivalents excluded from earning per share because the effect is anti dilutive is 542,000 shares (three months and six months ended
April 30, 2005), 1,230,000 shares (three months and six months ended April 30,
2004) and 683,683 shares (cumulative period from November 11, 2001 to April 30,
2005).

3 - Related Party Transactions

During the six months ended April 30, 2005, the Company borrowed $50,000 from related parties. The borrowings are payable in November 2006, with interest at
5%.per annum.

The Company rents premises from a company controlled by its principal shareholder/Chairman/CEO for $12,000 per month under a six month lease expiring in April 2005 and continuing thereafter on a month to month basis. The Company also prepaid two months rent.

The Company has a three-year employment agreement (through December 2007) with its president which provides for minimum annual compensation of $250,000.

During the six months ended April 30, 2005, a related party advanced $83,520 by paying payroll and other expenses for the Company.

The Company purchased production equipment totaling $195,725 during the QE April
30, 2005 from a company owned by its Chairman/CEO.

4 - Accrued Liabilities

Accrued liabilities consist of the following:
Consulting fees to a company owned by a principal shareholder        $  49,744
Compensation to officers/directors                                     293,733
Compensation to former officer/director                                 20,100
Payroll taxes                                                           43,333
Other                                                                   52,548
                                                                     ---------
                                                                     $ 459,458
                                                                     =========

Item 2. Management's Discussion and Analysis or Plan of Operation.

This discussion, other than historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including when and if the Company has significant operations. Consequently, actual results may vary from management's expectations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 2005
AS COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 2004.

Rental income amounted to $12,894 for each of the three months and $25,788 for each of the six months ended April 30, 2005 and 2004. Related depreciation expense was approximately $7,000 for each of the three month periods and $14,000 for each of the six month periods.

Other income of $60,000 for the three months ended April 30, 2005 and $320,000 for the six months ended April 30, 2005 resulted from production and distribution services rendered by the Company to a joint venture in which the
Company's Chief Executive Officer has a minority interest. This was the first revenue the Company earned from these services.

General and administrative expenses amounted to $368,838 for the three months and $572,103 for the six months ended April 30, 2005. This compares to $18,578 for the three months and $76,123 for the six months ended April 30, 2004, an increase in the 2005 periods of $350,260 for the three months and $495,980 for the six months.

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

Interest expense amounted to $1,402 for the three months and $2,812 for the six months ended April 30, 2005 compared to $1,723 and $3,170 for the same periods in the prior year. Interest expense relates to notes and loans from related parties for borrowings.

Liquidity and Capital Resources

The Company's current activities and operating expenses will require raising additional capital. There is no assurance that the additional capital will be available. During the six months ended April 30, 2005 the Company cash flow from operations of $106,215 compared to negative cash flow of $11,274 for the six month period last year. Further during the current six-month period, the Company purchased office equipment of approximately $200,000; there were no purchases in the same period last year.

During the six months ended April 30, 2005 the Company had cash flow of approximately $91,000 from financing activities. This resulted from related party borrowing of $50,000, advances from a related party of $83,520 which funds were used by the related party to pay payroll and other expenses for the
Company. Financing activities used funds to pay expenses in connection with a proposed private placement of securities ($32,640) and repayment of debt of approximately $10,000.

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

Critical Accounting Policies and use of Estimates

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

Item 3 - Controls and Procedures.

As of April 30, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive
Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in the
Securities Act of 1934 Rules 13a-14 (c) and 15d-14(c). Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief
Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of April 30, 2005. There have been no significant changes in the Company's internal controls or other factors that could significantly affect internal controls subsequent to that date.

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

None

Item 5 Other Information

None

Item 6. Exhibits and Reports on Form 8-K

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

                                             GENER8XION ENTERTAINMENT, INC.

Dated: June 15, 2005                             /s/ Matthew Crouch
                                                 ------------------
                                                 Matthew Crouch, Chief Executive
                                                 Officer and

Dated: June 15, 2005                             /s/ Marilyn Beaubien
                                                 --------------------
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)