Form 10QSB
period 2005-07-31
Gener8xion Entertainment, Inc.
filed 2005-09-15
CIK 803034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF
1934

                  For the quarterly period ended July 31, 2005

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
No ( )

Outstanding common stock, $.01 par value as of August 31, 2005: 15,940,650 shares

                         Gener8Xion Entertainment, Inc.
                          (A Development Stage Company)

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

Item 1   Financial Statements (Unaudited)

         Condensed consolidated balance sheet - July 31, 2005

         Condensed consolidated statements of operations - Three months and nine months ended July 31, 2005 and 2004 and cumulative
         November 13, 2001 to July 31, 2005

         Consolidated statements of cash flow - Nine months ended July
         31, 2005 and 2004 and cumulative November 13, 2001 to July 31,
         2005

         Notes to consolidated financial statements - July 31, 2005

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

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

                         Gener8Xion Entertainment, Inc.
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)
                                  July 31, 2005

ASSETS
Current assets:
  Cash and cash equivalents                                        $     370
  Rent receivable - related party                                      4,298
                                                                   ---------
    Total current assets                                               4,668

Equipment:
  Rental equipment                                     200,000
  Production equipment                                 195,725
  Other equipment                                       11,717
                                                    ----------
                                                       407,442
  Accumulated depreciation                             126,406       281,036
                                                    ----------
Deferred private placement expenses                                   32,640
                                                                   ---------
    Total assets                                                   $ 318,344
                                                                   =========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accrued liabilities                                              $ 704,123
  Advance - related parties                                          166,794
  Advance - other                                                      6,600
  Loan payable, related parties                                       50,000
  Note payable                                                        27,582
                                                                   ---------
    Total current liabilities                                        955,099

Deferred rental income - related party                                 4,298

Stockholders' Deficiency:
  Preferred stock, $.01 par value, authorized
    1,000,000 shares, none issued and outstanding
  Common stock, $.01 par value, authorized
    50,000,000 shares, issued and outstanding
    15,178,750 shares                                  151,788
  Additional paid-in capital                           506,639
  Deficit accumulated during the development
     stage                                          (1,299,480)
                                                    ----------
Total stockholders' deficiency                                      (641,053)
                                                                   ---------
Total liabilities and stockholders' deficiency                     $ 318,344
                                                                   =========

The accompanying notes are an integral part of the financial statements.

                         Gener8Xion Entertainment, Inc..
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                             Three months ended July 31,
                                             ---------------------------
                                              2005                2004
                                              ----                ----

General and administrative expenses       $  (369,407)         $   (7,143)

Rental income - related party                  12,894              12,894

Rental expense - depreciation                  (7,143)             (7,454)

Interest expense                               (1,280)             (1,316)
                                          -----------          ----------
Net loss                                  $  (364,936)         $   (3,019)
                                          ===========          ==========
Net (loss) per common share -
  basic and diluted                       $     (0.02)         $        -

Weighted average common shares
  outstanding - basic and diluted          15,178,750           6,358,750

The accompanying notes are an integral part of the financial statements.

                         Gener8Xion Entertainment, Inc.
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                                                   Cumulative
                                                                                   Period from
                                               Nine months ended July 31,       November 13, 2001
                                               --------------------------         (inception) to
                                              2005                   2004         July 31, 2005
                                              ----                   ----       -----------------

General and administrative expenses       $(1,126,310)           $   (83,266)      $(1,677,280)

Rental income - related party                  38,682                 38,682           180,516

Rental expense - depreciation                 (21,429)               (22,126)         (102,168)

Other income - production services            320,000                      -           320,000

Interest expense                               (4,092)                (4,486)          (15,546)

Loss before income taxes                     (793,149)               (71,196)       (1,294,478)

State income taxes                             (1,369)                (1,450)           (5,002)
                                          -----------            -----------       -----------
Net income (loss)                         $  (794,518)           $   (72,646)      $(1,299,480)
                                          ===========            ===========       ===========
Net  (loss) per common share -
  basic and diluted                       $     (0.05)           $     (0.01)      $     (0.18)

Weighted average common shares
  outstanding - basic and diluted          14,622,128              6,358,750         7,126,568


The accompanying notes are an integral part of the financial statements.

                         Gener8Xion Entertainment, Inc.
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                                              Cumulative
                                                             Nine months ended               Period from
                                                                 July 31,                  November 13, 2001
                                                                 -------                    (inception) to
                                                       2005                  2004            July 31, 2005
                                                       ----                  -----          --------------

Operating activities:
Cash provided by (used in) operating
  activities                                        $ (161,032)           $  (14,595)        $  (406,234)
                                                    ----------            ----------         -----------
Investing activities:
    Purchase of rental and other
      equipment                                       (199,625)               (1,421)           (407,442)
                                                    ----------            ----------         -----------
Cash used in investing activities                     (199,625)               (1,421)           (407,442)
                                                    ----------            ----------         -----------
Financing activities:
    Advances (repayment) of advances                   164,794                     -             169,794
    Sale of common stock                                     -                     -             247,169
    Expenses in connection with
    Private placement                                  (32,640)                    -             (32,640)
    Cash received from affiliate from
      sale of stock                                          -                     -              60,250
    Services and loans contributed
      in excess of far value of
      common stock issued                                    -                     -              50,491
    Borrowings from related parties                     50,000                 7,500             157,500
    Repayments of borrowings -
      related parties                                   (9,132)               (8,334)            (23,318)
                                                    ----------            ----------         -----------
Cash provided by (used in)
  financing activities                                 173,022                  (834)            629,246
                                                    ----------            ----------         -----------
Net increase (decrease) in cash                       (187,635)              (16,850)           (184,430)

Cash and cash equivalents at
  beginning of period                                    3,205                21,854                   -
                                                    ----------            ----------         -----------
Cash and cash equivalents at
  end of period                                     $ (184,430)           $    5,004         $  (184,430)
                                                    ==========            ==========         ===========


The accompanying notes are an integral part of the financial statements.

                         Gener8xion Entertainment, inc.
                          (A Development Stage Company)
         Notes to Unaudited Condensed Consolidated Financial Statements
                                  July 31, 2005

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

The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of the Company's business. The Company's ability to continue as a going concern is dependent on various factors including, among others, its ability to raise additional debt or equity financing. See Note 5 for information concerning the sale of units (consisting of common stock and warrants subsequent to July 31, 2005). There is no assurance that additional financing will be available or at terms the Company can meet.
For the cumulative period since inception through July 31, 2005, the Company had a net loss and negative cash flow from operations. These losses have adversely impacted the Company's working capital position. Management had reduced its operating costs until the quarter ended January 31, 2005 during which period payroll and other operating expenses increased in connection with expected future operations. The Company believes that it will be able to raise additional debt or equity financing which will be sufficient to sustain operations through at least July 31, 2006. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount or classification of liabilities that may result from the outcome of the uncertainty.

Revenues from production services (which commenced during the quarter ended
January 31, 2005) are recognized in income during the period in which the service is rendered. The services performed during the nine months ended July
31, 2005 consisted of distribution and production services for a joint venture in which the Company's Chief Executive Officer/principal shareholder has a minority interest.

The Company will be filing amendments on Form 10-QSB/A in response to comments received by the Company from the Staff of the Securities and Exchange
Commission. Those amendments will amend and replace in its entirety our disclosure in Item 1 and Item of our quarterly report on Form 10-QSB for the quarters ended January 31, 2005 and April 30, 2005. The amendments reflect compensation expense of $184,800 for common stock issued to Matthew Crouch in the first quarter of 2005 which have been valued at $0.03 per common stock. A summary of the impact of this correction to the Company's financial statements for the first nine months of fiscal 2005 is as follows:

Net income for QE January 31,2005 as reported was $60,082 & earnings per share was 0; net loss for QE January 31, 2005 after restatement was $(124,718) and loss per share was $(0.01).

Net loss for QE April 30, 2005 as reported was $(304,864) and net loss per share was $(0.02); there were no changes in net loss for QE April30, 2005 after restatement.

Net loss for six months ended April 30, 2005 as reported was $(244,782) & net loss per share was $(0.02); net loss for six months ended April 30, 2005 after restatement was $(429,582) and net loss per share was $(0.03).

2 - Shareholders' Equity

In November 2004 the Company entered into an Asset Purchase Agreement with
Matthew and Laurie Crouch and an Employment Agreement with Matthew Crouch whereby it issued 8,800,000 shares of common stock (approximately 58% of the Of the 8,800,000 shares of common stock issued, 6,160,000 shares were issued to
Matthew Crouch for his employment agreement which have been valued at $0.03 per share totaling $184,800. Company's issued and outstanding shares). Mr. Crouch was appointed Chief Executive Officer and Chairman of the Board of Directors of
the Company.

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

Further, during the nine months ended July 31, 2005 the Company issued 20,000 shares of common stock for services. General and administrative expenses has been charged $2,000 representing the fair value of the shares, Common Stock has been credited $200 for the par value thereof and the balance ($1,800) credited to Additional Paid in Capital.

During the nine months ended July 31, 2005 the Company issued options to officers, directors and consultants for the purchase of 492,000 shares of common stock at $1.25 per share (the market price at date of grant). The options expire in 2010.

Pro-forma disclosure in accordance with FAS 123 would be immaterial.

The number of common share equivalents excluded from net loss per share because the effect is anti-dilutive is 542,000 shares (three months and nine months ended July 31, 2005), 1,230,000 shares (three months and nine months ended July
31, 2004) and 686,200 (cumulative period from November 11, 2001 to July 31,
2005).

3 - Related Party Transactions

During the nine months ended July 31, 2005, the Company borrowed $50,000 from related parties. The borrowings are payable in November 2006, with interest at
5%.per annum.

The Company rents premises from a company controlled by its principal shareholder/Chairman/CEO for $12,000 per month under a six month lease which expired in April 2005 and continued thereafter on a month to month basis. The
Company also prepaid two months rent.

The Company has a three-year employment agreement (through December 2007) with its president, which provides for minimum annual compensation of $250,000.

During the nine months ended July 31, 2005 a related party advanced approximately $166,000 by paying payroll and other expenses for the Company.

4 - Accrued Liabilities

Accrued liabilities consist of the following:

Consulting fees to a company owned by a principal shareholder        $  49,744
Compensation to officers/directors                                     465,133
Compensation to former officer/director                                 20,100
Payroll taxes                                                           57,633
Other                                                                  111,513
                                                                     ---------
                                                                     $ 704,123
                                                                     =========

5 - Subsequent Events

On August 26, 2005 the Company completed a private placement and sold 762,500
Units at $2.00 per Unit. Each Unit consists of one share of common stock and a warrant for the purchase of one share at $4.00 per share for five years. The
Company has the option to redeem the warrants under certain conditions.

In connection with the placement the Company paid a commission of $61,000 and issued five year warrants for the purchase of 120,000 Units at $2 per unit
(terms similar to the units described above).

The gross proceeds amounted to $1,525,000, a portion of which was used in August
2005 to pay accrued expenses and other current liabilities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations.

This discussion, other than historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including when and if the Company has significant operations. Consequently, actual results may vary from management's expectations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED JULY 31, 2005
AS COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED JULY 31, 2004.

Rental income amounted to $12,894 for each of the three months and $38,682 for each of the nine months ended July 31, 2005 and 2004. Related depreciation expense was approximately $7,000 for each of the three month periods and $21,000 for each of the nine month periods.

Other income of $320,000 for the nine months ended July 31, 2005 resulted from production and distribution services rendered by the Company to a joint venture in which the Company's Chief Executive Officer has a minority interest. This was the first revenue the Company earned from these services.

General and administrative expenses amounted to $369,407 for the three months and $1,126,310 for the nine months ended July 31, 2005. This compares to $7,143 for the three months and $83,266 for the nine months ended July 31, 2004, an increase in the 2005 periods of $362,264 for the three months and $1,043,044 for the nine months.

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

Interest expense amounted to $1,280 for the three months and $4,092 for the nine months ended July 31, 2005 compared to $1,316 and $4,486 for the same periods in the prior year. Interest expense relates to notes and loans from related parties for borrowings.

Liquidity and Capital Resources

The Company's current activities and operating expenses will require raising additional capital. In August 2005, the Company raised gross proceeds of
$1,525,000 from the sale of Units (consisting of common stock and warrants) in a private placement. There is no assurance that additional capital will be available. During the nine months ended July 31, 2005 the Company had a negative cash flow from operations of $23,769 compared to negative cash flow of $14,595 for the nine month period last year. The cash flow from operations in the current year was from advances from a related party for operating expenses, the deferral of payment of compensation to officers, and the compensation expense charge for the issuance of Common Stock to the CEO as part of his employment agreement.

Investing activities during the nine month period ended July 31, 2005 consisted of the purchase of approximately $200,000 of production equipment, there were no significant investing activities in the same period in the prior year..

During the nine months ended July 31, 2005 the Company had cash flow of approximately $173,000 from financing activities. This resulted from related party borrowing of $50,000, advances from a related party of approximately
$165,000 which funds were used by the related party to pay payroll and other expenses for the Company. Financing activities used funds to pay expenses in connection with a proposed private placement of securities ($32,640) and repayment of debt of approximately $9,000.

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

Item 3 - Controls and Procedures

As of July 31, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive
Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in the
Securities Act of 1934 Rules 13a-14 (c) and 15d-14(C). Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief
Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of July 31, 2005. There have been no significant changes in the Company's internal controls or other factors that could significantly affect internal controls subsequent to that date.

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

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 26, 2005, the Company sold 762,500 Units at $2 per unit in a private placement. Each Unit consists of one share of common stock and one warrant to purchase one share of common stock at $4.00 per share. The warrants are exercisable for five years and are redeemable by the Company under certain conditions.

The Company issued and sold the securities pursuant to certain exemptions from registration provided by Rule 506 of Regulation D and Section 4 (2) and Sections
4 (6) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5 Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Form 8-K filed under date of August 26, 2005 with respect to items 3 and 9.

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

                                                GENER8XION ENTERTAINMENT, INC.

Dated: September 14, 2005                       /s/ Matthew Crouch
                                                ------------------
                                                Matthew Crouch, Chief Executive
                                                Officer and

Dated: September 14, 2005                       /s/ Marilyn Beaubien
                                                --------------------
                                                Chief Financial Officer
                                                (Principal Accounting Officer)