Form 10QSB/A
period 2005-01-31
Gener8xion Entertainment, Inc.
filed 2005-11-21
CIK 803034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES ACT OF 1934

                For the quarterly period ended January 31, 2005
                                       OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes (  )  No (  )

Outstanding common stock, $.01 par value as of  February 28, 2005: 15,178,150 shares

                                EXPLANATORY NOTE

This Amendment No. 1 to this Quarterly Report on Form 10-Q/A ("Form 10-Q/A") is being filed in response to comments received by us from the Staff of the
Securities and Exchange Commission (the "staff") This Amendment corrects the previously issued condensed consolidated financial statements of Gener8Xion
Entertainment, Inc. (the "Company") for the quarterly period ended January 31,
2005, initially filed with the Securities and Exchange Commission (the "SEC") on
March 14, 2005 (the "Original Filing"). The corrections are required to properly account for the issuance of 6,160,000 shares of Common Stock, $0.01 par value, as "Restricted Stock" at a fair market value of$0.03 per share in accordance with the valuation established in Section 3.3 of the Employment Agreement between the Company and M. Crouch, its CEO. See Note 5, "Restatement of Prior
Period Financial Statements," under Notes to Condensed Consolidated Financial
Statements included in Item 1 of this Form 10-Q/A for additional discussion and a summary of the effect of these changes on the Company's condensed consolidated balance sheet at January 31, 2005 and on the Company's condensed consolidated income statements and statements of cash flows for the interim period ended
January 31, 2005 and Cumulative Period from November 11, 2001 (inception) to
January 31, 2005.
This Form 10-Q/A amends and restates only Items 1 and 2 of Part I. The remaining
Items contained within this Amendment No. 1 on Form 10-Q/A consist of all other items originally contained on Form 10-Q for the quarter ended January 31, 2005.
These remaining items are not amended hereby, but are included for the convenience of the reader. Except for the amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

                         Gener8xion Entertainment, Inc.
                          (A Development Stage Company)
                                TABLE OF CONTENTS

PART I            FINANCIAL INFORMATION

Item 1            Financial Statements (Unaudited)

                  Condensed consolidated balance sheet - January 31, 2005
                  (restated)

                  Condensed consolidated statements of operations - Three months ended January 31, 2005 (restated) and 2004 and cumulative
                  November 13, 2001 to January 31, 2005 (restated)

                  Consolidated statements of cash flow - Three months ended
                  January 31, 2005 (restated) and 2004 and cumulative November
                  13, 2001 to January 31, 2005 (restated)

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

Item 1.           Legal Proceedings

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.           Defaults upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

                         Gener8xion Entertainment, Inc.
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)
                                January 31, 2005

                                                                           As
                                                                       Restated

ASSETS
Current assets:
  Cash and cash equivalents                                            $   8,934
  Accounts receivable - production services                              210,000
  Prepaid rent - related party                                            12,000
                                                                         -------
         Total current assets                                            230,934

Equipment:
  Rental equipment                                   $ 200,000
  Other equipment                                       11,717
                                                      --------
                                                       211,717
  Accumulated depreciation                              90,699           121,018
                                                        ------           -------
Total assets                                                          $  351,952
                                                                         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accrued liabilities                                                 $  238,413
  Advances from affiliates                                                 9,050
  Loan payable, related parties                                           50,000
  Current portion of note payable - related party                         22,904
                                                                         -------
      Total current liabilities                                          320,367

Deferred rental income - related party                                     4,298

Note payable - related party, less current portion                         8,540

Stockholders' Equity:
  Preferred stock, $.01 par value, authorized 1,000,000
    shares, none issued and outstanding
  Common stock, $.01 par value, authorized
    50,000,000 shares, issued and outstanding
    15,178,150 shares                                $ 151,788
  Additional paid-in capital                           496,639
  Deficit accumulated during the development
    stage                                             (629,680)
                                                    ----------
Total stockholders' equity                                                18,747
                                                                         -------
Total liabilities and stockholders' deficiency                        $  351,952
                                                                         =======

See accompanying notes.
                         Gener8xion Entertainment, Inc.
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                                  Cumulative
                                                                                  Period from
                                                                                November 13, 2001
                                                Three months ended January 31,    (inception) to
                                                -----------------------------
                                                2005               2004         January 31, 2005
                                                ----               -----        ----------------

General and administrative expenses       $  (388,065)          $ (57,545)          $ (939,035)

Rental income - related party                   12,894              12,894              154,728

Rental expense - depreciation                  (7,143)             (7,336)             (87,882)

Other income - production services             260,000                                  260,000

Interest expense                               (1,410)             (1,447)             (12,864)
                                             ---------          ----------            ---------

Income (loss) before income taxes            (123,724)            (53,434)            (625,053)

State income taxes                              (994)             (727)              (4,627)
                                             ---------          ----------            ---------

Net income (loss)                            $(124,718)        $  (54,161)          $ (629,680)
                                             =========          ==========            =========
Net income (loss) per common share -
  basic and diluted                          $  (0.01)         $    (0.01)           $   (0.11)

Weighted average common shares
  outstanding - basic and diluted           13,508,883           6,358,750            5,793,837

See accompanying notes.

                         Gener8xion Entertainment, Inc.
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                  Cumulative
                                                                                  Period from
                                                Three months ended              November 13, 2001
                                                     January 31,                  (inception) to
                                                     ----------
                                                2005               2004         January 31, 2005
                                                ----               -----         ----------------

Operating activities:
Cash provided by (used in) in operating
  activities                                $(25,551)           $     481        $   (270,753)
                                           --------------------------------------------------------

Investing activities:
         Purchase of rental and other
                equipment                      (3,900)                -               (211,717)
                                           --------------------------------------------------------
Cash used in investing activities              (3,900)                -               (211,717)
                                           --------------------------------------------------------

Financing activities:
         Advances (repayments)
          from affiliates                        (450)             (3,000)                4,550
         Sale of common stock                      -                  -                 247,169
         Expenses in connection with sale
          of common stock                     (10,000)                -                (10,000)
         Cash received from affiliate from
          sale of stock                            -                  -                  60,250
         Services and loans contributed
          in excess of far value of
          common stock issued                      -                  -                  50,491
         Borrowings from related parties        50,000                -                 157,500
         Repayments of borrowings -
          related parties                      (4,370)             (2,573)             (18,556)
                                           --------------------------------------------------------
Cash provided by (used in)
   financing activities                         35,180             (5,573)              491,404
                                           --------------------------------------------------------

Net increase (decrease) in cash                  5,729             (5,092)                8,934

Cash and cash equivalents at
         beginning of period                     3,205              21,854                  -
                                           --------------------------------------------------------

Cash and cash equivalents at
         end of period                    $      8,934            $ 16,762          $     8,934
                                           ========================================================

See accompanying notes.

                         Gener8xion Entertainment, inc.
                          (A Development Stage Company)
         Notes to Unaudited Condensed Consolidated Financial Statements
                                January 31, 2005

1 - Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements pursuant to Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2005 are not necessarily indicative of operating results that may be expected for the year ending October 31, 2005. For further information refer to the financial statements and footnotes included in Form 10-KSB for the year ended October 31,
2004 filed by the Company.

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

2 -. Shareholders' Equity

In November 2004 the Company entered into an Asset Purchase Agreement with
Matthew and Laurie Crouch and an Employment Agreement with Matthew Crouch whereby it issued 8,800,000 shares of common stock (approximately 58% of the
Company's issued and outstanding shares). Of the 8,800,000 shares of common stock issued, 6,160,000 shares were issued to Matthew Crouch for his employment agreement which have been valued at $0.03 per share totaling $184,800 (see Note
5); such amount has been charged to general and administrative expenses and credited to common stock ($61,600) and to additional paid-in capital ($123,200).
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

Further, during the quarter ended January 31, 2005 the Company issued 20,000 shares of common stock for services. General and administrative expenses has been charged $10,000 representing the fair value of the shares, Common Stock ahs been credited $200 for the par value thereof and the balance $1,800 credited to
Additional Paid in Capital.

During the three month ended January 31, 2005 the Company issued options to officers directors and consultants for the purchase of 492,000 shares of common stock at $1.25 per share (the fair value at date of grant). The options expire in 2010.

3 - Related Party Transaction

During the three months ended January 31, 2005, the Company borrowed $50,000 from related parties. The borrowings are payable in November 2006, with interest at 5%.

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
                                                                          -----
                                                                       $238,413
                                                                        =======

5 - Restatement of Prior Period Financial Statements

As disclosed in the Company's Form 10-QSB for the quarter ended September 30,
2005, the Company restated its prior period financial statements to reflect the impact of certain Restricted Stock accounting corrections.

The corrections are required to properly account for the issuance of 6,160,000 shares of Common Stock, $0.01 par value, as "Restricted Stock" at a fair market value of $0.03 per share in accordance with the valuation established in Section
3.3 of the Employment Agreement between the Company and M. Crouch, its CEO.

Net income for the quarter ended January 31,2005 as previously reported was
$60,082 & earnings per share was $0.00; net loss for the quarter ended January
31, 2005 after restatement was $(124,718) and basic and diluted loss per share was $(0.01).

Additional paid in capital as of January 31, 2005, as previously reported, was
$311,839; after restatement, additional paid in capital as of January 31, 2005 was $496,639.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations.

This discussion, other than historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including when and if the Company has significant operations. Consequently, actual results may vary from management's expectations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2005 (RESTATED) AS
COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2004.

Rental income amounted to $12,894 for each of the three months ended January 31,
2005 and 2004. Related depreciation expense was $7,143 and $7,336 for the those periods.

Other income of $260,000 for the January 31, 2005 quarter resulted from production services. This was the first revenue the Company earned from these services.

General and administrative expenses amounted to $388,065 (restated) for the three months ended January 31, 2005 compared to $57,545 for the same period in the prior year, an increase of $330,520.

During the quarter ended January 31, 2003 the Company's officers/employees and consultant agreed not to receive compensation. Commencing in April 2003 through
January 31, 2004, the Company commenced paying a portion of the compensation and accruing the balance. From February 2004 to October 31, 2004 the Company did not
pay or accrue regular compensation to its officers/employees and consultant and paid for services rendered during that period on a current basis. Commencing in
November 2004 the Company has been accruing compensation to its CEO and since
January 2005 to its other officers. Further since November 2004 the Company has been paying rent for premises. The increase in general and administrative expenses is principally the result of the increase in compensation, related payroll taxes and rent. Compensation for the quarter included $184,800, representing shares of common stock issued in connection with the CEO's employment agreement.

Interest expense amounted to $1,410 for the three months ended January 31, 2005 compared to $1,447 for the same period in the prior year. Interest expense relates to notes and loans from related parties for borrowings.

Liquidity and Capital Resources

The Company's current activities and operating expenses will require raising additional capital. There is no assurance that the additional capital will be available. During the three months ended January 31, 2005 the Company had negative cash flow from operating activities of $210,351 compared to positive cash flow of $481 for the same quarter last year. Further during the current quarter the Company purchased office equipment of $3,900; there were no purchases in the same quarter last year.

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

                                                GENER8XION ENTERTAINMENT, INC.

Dated: November 18, 2005                        /s/ Matthew Crouch
                                                -------------------
                                                Matthew Crouch, Chief Executive
                                                Officer and

Dated: November 18, 2005                        /s/ Marilyn Beaubien
                                                --------------------
                                                Chief Financial Officer
                                                (Principal Accounting Officer)