Form 10QSB/A
period 2005-04-30
Gener8xion Entertainment, Inc.
filed 2005-11-21
CIK 803034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR15 (d) OF THE
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

                                EXPLANATORY NOTE

This Amendment No. 1 to this Quarterly Report on Form 10-Q/A ("Form 10-Q/A") is being filed in response to comments received by us from the Staff of the
Securities and Exchange Commission (the "staff") This Amendment corrects the previously issued condensed consolidated financial statements of Gener8Xion
Entertainment, Inc. (the "Company") for the quarterly period ended April 30,
2005, initially filed with the Securities and Exchange Commission (the "SEC") on
June 15, 2005 (the "Original Filing"). The corrections are required to properly account for the issuance of 6,160,000 shares of Common Stock, $0.01 par value, as "Restricted Stock" at a fair market value of$0.03 per share in accordance with the valuation established in Section 3.3 of the Employment Agreement between the Company and M. Crouch, its CEO. See Note 5, "Restatement of Prior
Period Financial Statements," under Notes to Condensed Consolidated Financial
Statements included in Item 1 of this Form 10-Q/A for additional discussion.This
Form 10-Q/A amends and restates only Items 1 and 2 of Part I. The remaining
Items contained within this Amendment No. 1 on Form 10-Q/A consist of all other items originally contained on Form 10-Q for the quarter ended April 30, 2005.
These remaining items are not amended hereby, but are included for the convenience of the reader. Except for the amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

                         Gener8xion Entertainment, Inc.
                          (A Development Stage Company)
                                TABLE OF CONTENTS

PART I       FINANCIAL INFORMATION

Item 1       Financial Statements (Unaudited)

             Condensed consolidated balance sheet - April 30, 2005 (restated)

             Condensed consolidated statements of operations - Three months and six months ended April 30, 2005 (restated) and 2004 and cumulative November 13, 2001 to April 30, 2005 (restated)

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

Item 3.      Defaults upon Senior Securities

Item 4.      Submission of Matters to a Vote of Security Holders

Item 5.      Other Information

Item 6.      Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION
                         Gener8xion Entertainment, Inc.
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)
                                 April 30, 2005
ASSETS
Current assets:
  Cash and cash equivalents                                           $    1,170
Prepaid rent - related party                                              24,000
  Deferred private placement expenses                                     32,640
                                                                          ------
         Total current assets                                             57,810

Equipment:
  Rental equipment                                  $   200,000
  Production equipment                                  195,725
  Other equipment                                       11,717
                                                      ---------
                                                        407,442
  Accumulated depreciation                              108,552          298,890
                                                      ---------          -------

           Total assets                                                $ 356,700
                                                                         =======
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accrued liabilities                                                  $ 459,458
  Advance - related parties                                               85,520
  Advance - other                                                          6,600
  Loan payable, related parties                                           50,000
  Deferred rental income-related party                                     4,298
  Current portion of note payable                                         23,474
                                                                          ------
      Total current liabilities                                          629,350

Note payable, less current portion                                         3,467

Stockholders' Deficiency:
  Preferred stock, $.01 par value, authorized 1,000,000
    shares, none issued and outstanding
  Common stock, $.01 par value, authorized
    50,000,000 shares, issued and outstanding
    15,178,150 shares                               $   151,788
  Additional paid-in capital                            506,639
  Deficit accumulated during the development
     stage                                             (934,544)
                                                       --------
Total stockholders' deficit                                            (276,117)
                                                                        --------
Total liabilities and stockholders' deficit                           $  356,700
                                                                        ========

The accompanying notes are an integral part of the financial statements.

                         Gener8xion Entertainment, Inc..
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                   Three months ended April 30,
                                                   -----------------------------
                                                    2005                 2004
                                                    ----                 ----
General and administrative expenses             $ (368,838)           $ (18,578)

Rental income - related party                        12,894               12,894

Rental expense - depreciation                       (7,143)              (7,336)

Other income - production services                   60,000

Interest expense                                    (1,402)              (1,723)
                                                  ---------             --------

Loss before income taxes                          (304,489)             (14,743)

State income taxes                                      375                  723
                                                        ---                  ---

Net loss                                        $ (304,864)           $ (15,466)
                                                ===========           ==========
Net income (loss) per common share -
   Basic and diluted                              $  (0.02)           $     -

Weighted average common shares
   Outstanding - basic and diluted               14,343,817            6,358,750

The accompanying notes are an integral part of the financial statements.

                         Gener8xion Entertainment, Inc..
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                                  Cumulative
                                                                                  Period from
                                                                                November 11, 2001
                                                   Six months ended April 30,     (inception) to

                                                    2005              2004       April 30, 2005
                                                    ----              ----       --------------

General and administrative expenses            $  (756,903)       (76,123)         $(1,307,873)

Rental income - related party                        25,788         25,788              167,622

Rental expense - depreciation                      (14,286)       (14,672)             (95,025)

Other income - production services                  320,000           -                 320,000

Interest expense                                    (2,812)        (3,170)             (14,266)
                                                  ---------      ---------            ---------

Loss before income taxes                          (428,213)       (68,177)            (929,542)

State income taxes                                  (1,369)        (1,450)              (5,002)
                                                  ---------      ---------            ---------

Net income (loss)                               $ (429,582)     $ (69,627)        $
(934,544)
                                                  =========      =========            =========
Net income (loss) per common share -
  basic and diluted                             $    (0.03)     $   (0.01)        $
(0.14)

Weighted average common shares
  outstanding - basic and diluted                14,343,817      6,358,750            6,472,194

The accompanying notes are an integral part of the financial statements.

                         Gener8xion Entertainment, Inc.
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                  Cumulative
                                                                                  Period from
                                              Six months ended                  November 13, 2001
                                                  April 30,                      (inception) to
                                                  --------
                                                    2005              2004       April 30, 2005
                                                    ----              ----      ---------------

Operating activities:
Cash provided by (used in) operating
  activities                                      $ 106,215    $  (11,274)        $   (138,987)
                                                -----------------------------------------------

Investing activities:
         Purchase of rental and other
                equipment                         (199,625)            -              (407,442)
                                                -----------------------------------------------

Cash used in investing activities                 (199,625)            -              (407,442)
                                                -----------------------------------------------

Financing activities:
         Advances (repayment) of advances            83,520            -                88,520
         Sale of common stock                           -              -               247,169
         Expenses in connection with
          Private placement                        (32,640)            -               (32,640)
         Cash received from affiliate from
          sale of stock                                 -              -                 60,250
         Services and loans contributed
          in excess of far value of
          common stock issued                           -              -                 50,491
         Borrowings from related parties             50,000         12,500              157,500
         Repayments of borrowings -
          related parties                           (9,505)         6,130)             (23,691)
                                                -----------------------------------------------
Cash provided by
  financing activities                               91,375          6,370              547,599
                                                -----------------------------------------------

Net increase (decrease) in cash                    (2,035)        (4,904)                1,170

Cash and cash equivalents at-
         beginning of period                          3,205         21,854                  -
                                                -----------------------------------------------

Cash and cash equivalents at
         end of period                           $    1,170         16,950        $       1,170
                                                ===============================================

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

2 - Shareholders' Equity

In November 2004 the Company entered into an Asset Purchase Agreement with
Matthew and Laurie Crouch and an Employment Agreement with Matthew Crouch whereby it issued 8,800,000 shares of common stock (approximately 58% of the
Company's issued and outstanding shares). Of the 8,800,000 shares of common stock issued, 6,160,000 shares were issued to Matthew Crouch for his employment agreement which have been valued at $0.03 per share totaling $184,800; such amount has been charged to general and administrative expenses and credited to common stock ($61,600) and to additional paid-in capital ($123,200) (See Note
5). Mr. Crouch was appointed Chief Executive Officer and Chairman of the Board of Directors of the Company.

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

4 - Accrued Liabilities

Accrued liabilities consist of the following:
Consulting fees to a company owned by a principal shareholder           $49,744
Compensation to officers/directors                                      293,733
Compensation to former officer/director                                  20,100
Payroll taxes                                                            43,333
Other                                                                    52,548
                                                                         ------
                                                                       $459,458
                                                                       ========

5 - Restatement of Prior Period Financial Statements

As disclosed in the Company's Form 10-QSB for the fiscal quarter ended September
30, 2005, the Company restated its prior period financial statements to reflect the impact of certain Restricted Stock accounting corrections

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

Additional paid in capital as of January 31, 2005, as previously reported, was
$311,839 and has now been restated to $496,639.

Net loss for the quarter ended April 30, 2005 as reported was $(304,864) and net loss per share was $(0.02); there were no changes in net loss for the quarter ended April30, 2005 after restatement.

Net loss for six months ended April 30, 2005 as reported was $(244,782) & net loss per share was $(0.02); net loss for six months ended April 30, 2005 after restatement was $(429,582) and basic and diluted loss per share was $(0.03).

Item 2. Management's Discussion and or Plan of Operation

This discussion, other than historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including when and if the Company has significant operations. Consequently, actual results may vary from management's expectations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 2005
(RESTATED) AS COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 2004.

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

General and administrative expenses amounted to $368,838 for the three months and $756,903 (restated) for the six months ended April 30, 2005. This compares to $18,578 for the three months and $76,123 for the six months ended April 30,
2004, an increase in the 2005 periods of $350,260 for the three months and
$680,780 (restated) for the six months.

During the quarter ended January 31, 2003 the Company's officers/employees and consultant agreed not to receive compensation. Commencing in April 2003 through
January 31, 2004, the Company commenced paying a portion of the compensation and accruing the balance. From February 2004 to October 31, 2004 the Company did not
pay or accrue regular compensation to its officers/employees and consultant and paid for services rendered during that period on a current basis. Commencing in
November 2004 the Company has been accruing compensation to its CEO and since
January 2005 to its other officers. Further since November 2004 the Company has been paying rent for premises. The increase in general and administrative expenses is principally the result of the increase in compensation, related payroll taxes and rent. Compensation for the six months included $184,800, representing shares of common stock issued in connection with the CEO's employment agreement.

Interest expense amounted to $1,402 for the three months and $2,812 for the six months ended April 30, 2005 compared to $1,723 and $3,170 for the same periods in the prior year. Interest expense relates to notes and loans from related parties for borrowings.

Liquidity and Capital Resources

The Company's current activities and operating expenses will require raising additional capital. There is no assurance that the additional capital will be available. During the six months ended April 30, 2005 the Company's negative cash flow from operations of $(78,585 compared to negative cash flow of $11,274 for the six month period last year. Further during the current six-month period, the Company purchased office equipment of approximately $200,000; there were no purchases in the same period last year.

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

Item 3   Controls and Procedures.

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