Form 10KSB
period 2005-10-31
Gener8xion Entertainment, Inc.
filed 2006-02-15
CIK 803034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended October 31, 2005

Commission File Number 0-15382

GENER8XION ENTERTAINMENT, INC.
(Exact name as specified in its charter)

Delaware	13-3341562
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

3400 W. Cahuenga Blvd.
Hollywood, CA	90068
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number:  (323) 874-9888

Securities registered under section 12 (b) of the Exchange Act: None

Securities registered under section 12 (g) of the Exchange Act: Common Stock, $.01 par value

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the last 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB. ☒

Aggregate market value of Registrants’ voting and non-voting common equity held by non-affiliates as of January 13, 2006 - approximately $5,160,000.

Outstanding common stock, $.01 par value as of January 13, 2006: 16,541,250 shares

GENER8XION, ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
TABLE OF CONTENTS

PART I

Item 1. Description of Business

Item 2. Description of Property

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Company’s Common Equity and Related Stockholder Matters

Item 6. Management’s Discussion and Analysis and Plan of Operation

Item 7. Consolidated Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A. Controls and Procedures

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

Item 14. Principal Accountant Fees and Services

SIGNATURES

EXHIBITS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

We are including the following cautionary statement in this Annual Report on Form 10-KSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements made by, or on behalf of the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts. From time to time, we may make written or oral statements that are forward-looking including statements contained in this report and other filings with the Securities and Exchange Commission. These forward-looking statements are principally contained in the sections captioned “Business” and “Management’s Discussion and Analysis of Operations”. In those and other portions of this Form 10-KSB, the words “anticipates”, “believes”, “estimates”, “seeks”, “expects”, “plans”, “intends”, and similar expressions as they relate to us or our management are intended to identify forward-looking statements. All such forward-looking statements are expressly qualified by these cautionary statements.

Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. Our expectations, beliefs and forward-looking statements are expressed in good faith on the basis of management’s views and assumptions as of the time the statements are made, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished.

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

PART I.

Item 1. Description of Business

Gener8Xion Entertainment, Inc. is an integrated media company engaged in various operating activities including film and television production and distribution, sales and rentals of film and video equipment, systems integration and studio facility management.

The Company was originally incorporated under the laws of the State of New York on March 17, 1986 under the name of Gamogen, Inc. On September 13, 2002, pursuant to an Agreement and Plan of Merger, the Company acquired CDMI Productions, Inc. and changed its name to CDMI Productions, Inc. On November 18, 2004, the Company entered into (1) an Asset Purchase Agreement whereby it issued 2,640,000 shares of its common stock to Matthew and Laurie Crouch for the acquisition of the distribution rights to the feature film “One Night with the King” and to the script for a proposed animated film project the “Prodigal Son” and (2) an Employment Agreement with Matthew Crouch whereby it issued 6,160,000 shares of common stock to Matthew Crouch. On January 10, 2005, the Company reincorporated in Delaware and changed its name to Gener8Xion Entertainment, Inc.

In fiscal 2002 the Company began leasing specialized lighting equipment to the entertainment industry and intended to be a provider of sound stages and production facilities to the entertainment industry worldwide. In addition, the Company intended to develop and produce full-length motion pictures through autonomous entities. To date, the Company has not been able to obtain the funds required to produce a motion picture. There is no assurance that the Company will be able to raise the required funds, or even if a movie is completed, there will be sufficient revenues to earn any income therefrom.

On September 30, 2005, The Company entered into an Asset Purchase Agreement with Merd Holdings, LLC, doing business as Cinemills (“Cinemills”). The transaction was consummated with cash of approximately $440,000 and the issuance of 100,000 shares of common stock. The excess of cost over the fair value of the assets acquired amounted to $439,254 and was recorded as goodwill. The goodwill valuation is not yet finalized, but will be finalized during the allocation period. Cinemills is a leading manufacturer of HMI and Tungsten lighting equipment, supplying the motion picture industry and television markets for over twenty five years.

General

The Company is an independent entertainment company in the development stage which expects to engage in the financing, production, distribution and development of "family based" feature films, episodic television shows, animated features and documentaries. The Company current owns the rights to only three projects. The Company expects to evaluate other projects from time to time and to pursue those that management deems to be appropriate. The Company will undertake such projects in the manner that management determines; the Company’s activities may include any of the activities described in the following description of industry practice or such other activities as management determines will further the business of the Company.

The motion picture industry may be broadly divided into two major segments: production, which involves the development, financing and other activities associated with making of motion pictures; and distribution, which involves the promotion and exploitation of completed motion pictures in a variety of media.

Historically, the largest companies, the so-called "Majors" and "Mini-Majors," have dominated the motion picture industry by both producing and distributing a majority of the motion pictures which generate significant theatrical box office receipts. Over the past 15 years "Independents" or smaller film production and/or distribution companies have played an increasingly significant and sizable role in the production and distribution of motion pictures needed to fill ever the increasing worldwide demand for filmed entertainment product.

The Majors (and Mini-Majors) include: NBC-Universal Pictures (a division of General Electric), Warner Bros. Pictures (a division of Time Warner), Metro-Goldwyn-Mayer Inc., Twentieth Century Fox Film Corporation (a division of News Corporation), Paramount Pictures Corporation (a division of Viacom), Sony Pictures Entertainment (including Columbia Pictures, Tri Star Pictures and Triumph Releasing; altogether divisions of Sony) and The Walt Disney Company (Buena Vista Pictures, Touchstone Pictures and Hollywood Pictures). Generally, the Majors own and operate private production studios (including lots, sound stages, production equipment and post-production facilities), have nationwide and/or worldwide distribution organizations, release pictures with direct production costs generally ranging from $25,000,000 to $100,000,000 and collectively provide a near continual source of motion pictures to film exhibitors.

The Majors also have divisions that are promoted as "independent" distributors of motion pictures, often referred to as the “Mini-Majors.” These "independent" divisions of the Majors include Miramax Films (a division of The Walt Disney Company), Sony Classics (a division of Sony Pictures), Fox Searchlight (a division of News Corporation), and New Line (a division of AOL-Time Warner) and its Fine Line distribution label. Most of these divisions were formerly private production and/or distribution companies.

In addition to the Mini-Majors, there are private or publicly held production and/or distribution companies, such as GENER8XION, (hereafter, collectively the “Independents”) which engage primarily in the production and/or distribution of motion pictures produced by companies other than those held by the Majors and Mini-Majors. Such Independents include, among others, Trimark Holdings and Lions Gate Entertainment. The Independents typically do not own production studios nor do they employ as large a development and/or production staff as the Majors.

Motion Picture Production and Financing

The production of a motion picture requires the financing of the direct costs and indirect overhead costs of development, production and production related services. Direct production and production related service costs include film studio rental, cinematography, post-production costs and the compensation of creative, services and other production personnel. Distribution costs (including costs of advertising and release prints) are not included in direct production costs.

Majors generally have sufficient cash flow from their motion picture and related activities, or in some cases, from unrelated businesses (e.g., theme parks, publishing, electronics, and merchandising) to acquire new creative properties (e.g., screenplay and novels) and pay for the direct production costs of their motion pictures. Overhead costs are, in substantial part, the salaries and related costs of the production staff and physical facilities, which Majors maintain on a full-time basis. Majors often enter into contracts with writers, producers and other creative personnel for multiple projects or for fixed periods of time.

Independents generally avoid incurring substantial overhead costs by hiring creative, services and other production personnel, retaining only any essential elements, only when they will be required for pre-production, principal photography and post-production activities, on a project-by-project basis. Independents also typically finance their production activities from various sources, including bank loans, "pre-sales," equity offerings and joint ventures. Independents generally attempt to complete the financing of their motion picture production prior to commencement of principal photography, at which point substantial production costs begin to be incurred and require payment.

"Pre-sales" are often used by Independents to finance all or a portion of the direct production costs of a motion picture. Pre-sales consist of fees or advances paid or guaranteed to the producer by third parties in return for the right to exhibit the completed motion picture in theaters and/or to distribute it in home video, television, international and/or other ancillary markets. Payment commitments for a pre-sale are typically subject to the approval of a number of pre-negotiated factors, including script, production budget, cast and director and to the timely delivery of the completed motion picture in the agreed upon format(s).

Both Majors and Mini-Majors often acquire motion pictures for distribution through an arrangement known as a "negative pickup" under which the Major or Mini-Major agrees to acquire from another production company, often an Independent, some or all of the rights to a film upon its completion. The Independent often finances the production of a motion picture pursuant to financing arrangements it has made with banks or other lenders wherein the lender obtains a security interest in the film and in the Independent's rights under its distribution arrangement. When the Major or Mini-Major "picks up" the completed motion picture, it may assume some or all of the production financing indebtedness incurred by the production company in connection with the film. In addition, the Independent is often paid a production fee and is granted a participation in the profits from the distribution of the motion picture.

Majors, Mini-Majors and Independents often grant third-party participations in connection with the distribution and production of a motion picture. Participations are the contractual rights of actors, directors, screenwriters, producers, owners of rights and/or other creative and/or financial contributors entitling them to share in revenues or profits (as defined in their individual respective agreements) from a particular motion picture. Except for the most sought-after talent, participations are generally payable only after all distribution and marketing fees and costs; direct production costs (including overhead) and financing costs are recouped by the producer in full.

Financing the Major Motion Picture

Majors often produce motion pictures whose direct costs exceed $20,000,000. In order for an Independent, such as GENER8XION, to produce projects that exceed their equity capabilities, they turn to various outside sources for funding. Some of those sources, which may be used in any combination, include: (1) foreign equity contributions, where a foreign company will exchange equity or the guarantee thereof for the rights to distribute a motion picture in its respective territory(s) and participation in the picture; (2) a guarantee or advance by a distributor or exhibitor for a particular right(s) in a particular territory(s); (3) a sales agent to garner contracts with actual exhibitors which state minimum guarantee(s) for particular or aggregate media; (4) a bank or lending institution will lend monies based on actual sales contract(s) which license exhibition/distribution rights; (5) a bank or lending institution which will lend monies based on its calculations of potential earnings revenue for the motion picture in question; (6) by having a third party investor fund a portion, usually from 10% to 50% of the production costs with a participation in the net profit of the motion picture as well as the reimbursement of costs and expenses; (6) and/or arrange for or with another Independent production facility to finance and produce the motion pictures. By combining (as necessary) the afore mentioned outside funding sources, the Independent can create motion pictures which are competitive with the quality and scope of those created by the Major and Mini-Major at costs which would normally exceed the Independent’s possible equity contribution.

Motion Picture Distribution

Distribution of a motion picture involves the domestic and international licensing of the picture for (i) theatrical exhibition, (ii) home video, (iii) presentation on television, including pay-per-view, video-on-demand, satellites, pay cable, network, basic cable and syndication, (iv) non-theatrical exhibition, which includes airlines, hotels, armed forces facilities and schools and (v) marketing of the other rights in the picture, which may include books, CD-ROMs, merchandising and soundtrack recordings.

Theatrical Distribution and Exhibition

Motion pictures are often exhibited first in theaters open to the public where an admission fee is charged. Theatrical distribution involves the manufacture of release prints, licensing of motion pictures to theatrical exhibitors, and promotion of the motion picture through advertising and promotional campaigns. The size and success of the promotional and advertising campaign may materially affect the revenues realized from its theatrical release, generally referred to as "box office gross."

Box Office Gross represents the total amounts paid by patrons at motion picture theaters for a particular film, as determined from reports furnished by exhibitors. The ability to exhibit films during summer and holiday periods, which are generally considered peak exhibition seasons, may affect the theatrical success of a film. Competition among distributors to obtain exhibition dates in theaters during these seasons is significant. In addition, the costs incurred in connection with the distribution of a motion picture can vary significantly depending on the number of screens on which the motion picture is to be exhibited and whether the motion picture is exhibited during peak exhibition season(s). Similarly, the ability to exhibit motion pictures in the most popular theaters in each area can affect theatrical revenues.

Exhibition arrangements with theater operators for the first run of a film generally provide for the exhibitor to pay the greater of 90% of ticket sales in excess of fixed amounts relating to the theater's costs of operation and overhead, or a minimum percentage of ticket sales which varies from 40% to 70% for the first week of an engagement at a particular theater, decreasing each subsequent week to 25% to 30% for the final weeks of the engagement. The length of an engagement depends principally on exhibitors’ evaluation of the audience’s response to the film with respect to the current marketplace (e.g., the success of other films) as weighed against the opportunity cost of exhibiting a “new” release.

Gener8Xion Motion Picture Acquisitions

In addition to developing its own production and production service activities, Gener8Xion will try to seek to acquire rights to films and other programming from Independent film producers, distribution companies and others in order to increase the number of films it can distribute and provide related services in connection with in existing and emerging delivery systems. To be successful, Gener8Xion must locate and track the development and production of numerous independent feature films.

The Company has distribution rights to a feature film project, “ONE NIGHT WITH THE KING,” which is based on the novel “Hadassah” by Tommy Tenney. Currently, this film is in the post production phase and is scheduled for theatrical release sometime in the near future. “One Night with the King” chronicles the life of the young Jewish girl, Hadassah, played by Hollywood newcomer, Tiffany Dupont. Dupont portrays the rags-to-riches heroine who goes on to become the Biblical Esther, the Queen of Persia (400-322 B.C.), who saves the Jewish nation from annihilation at the hands of its arch enemy Haman (played by James Callis; “Helen of Troy,” 2003) while winning the heart of the fiercely handsome King Xerxes, played by Luke Goss (“Blade II,” 2002; “ZigZag,” 1999). The Film also stars Hollywood Legends, Peter O’Toole and Omar Sharif. The Company has not yet determined how it will distribute this film and is evaluating various methods of distribution, including entering into agreements with distributors or seeking to develop an in-house distribution capability if sufficient funds are raised in this offering.

The Company also owns the complete rights to produce and distribute a novel by the late Dr. Bill Bright, entitled, “The Blessed Child.” In addition the Company owns rights to the script for an animated feature length project entitled, “The Prodigal.” The Company plans to enhance this property by applying an animation technique that incorporates 3D effects.

Media Production

The Company intends to pursue three areas of concentration: a) Production, b) Distribution and c) Equipment Rentals and Sales.

Production

The Company plans on identifying and producing several projects in the next few years. These projects range from documentaries, to television talk shows, to animation projects and to full length feature films. In most cases the Company will take part in “stimulating” production in which case 10% to 30% of the production’s budget will be incurred by the Company. The remaining balance on these projects will be funded “off-balance sheet” by co-production partners. Often times this 10-30% cost will be capitalized through soft dollar contribution. The Company plans on earning income on various projects by allocating Corporate employees to serve as different personnel on a specific projects, leasing of production office space, the rental of equipment and distribution fee’s garnered by the company’s “in-house” distribution division.

Distribution

One of the most important aspects of the media industry is distribution. Once a media project is produced, it must be distributed. If the maximum amount of this offering is sold, the Company expects to use a portion of the proceeds to create an infrastructure to distribute our media content “in-house.” In this case, the Company will engage an experienced Distributor to head the Distribution efforts of the Company. The Company has been approached by several production companies looking to sell their completed film projects and use our intended Distribution arm to distribute their product.

Most independent production companies do not have existing distribution arrangements and they must seek favorable distribution arrangements. Presently, we will not have more than one film available so we will not have the option to offer distributors, or require them to accept, a package consisting of more than one film.
         There can be no assurance that we will be able to obtain distributors for our films; however, we believe that if we are able to obtain commitments of appropriate, internationally recognizable actors; appealing literary properties; and respected production personnel, our film properties would be suitable for distribution.

         Although the likelihood of developing a distribution arrangement may be increased by addressing the above-mentioned factors, the likelihood of developing a favorable distribution arrangement is dependent upon several factors beyond our control.  Some of these factors include: the relative current demand for our type of film offering; the industry-wide supply of that type and competing types of films available for distribution; the financial strength of the potential distributors, and the ever-changing demands of the movie-going public.  Additionally, if our initial attempts to arrange for a distributor are not successful, then arranging for distribution may become more difficult because our bargaining power may have been diminished, and we may not be able to negotiate favorable terms because our film may be deemed to be undesirable.  Circumstances such as these may force us into distribution agreements with smaller distributors who may prove to be unable to effectively execute a successful marketing and distribution campaign.

         Because the financing of our motion pictures may be dependent on funds from developing favorable distribution arrangements, if we are unable to arrange for distribution, we may not be able to finance the completion of our motion pictures or adequately promote our motion pictures.

         Motion picture revenues are derived from the worldwide licensing of a motion picture to several distinct markets, each having its own distribution network and potential for profit. The selection of the distributor for each of our feature films will depend upon a number of factors. Our most basic criterion is whether the distributor has the ability to secure bookings for the exhibition of the film on satisfactory terms. We will consider whether, when and in what amount the distributor will make advances to us. We will also consider the amount and manner of computing distribution fees and the extent to which the distributor will guarantee certain print, advertising and promotional expenditures.

Cinemills

The Company’s Cinemills’ division manufactures quality lighting equipment and markets its products worldwide to the motion picture, television and related industries. The Cinemills’ lighting equipment is used for digital imaging, film, video and still photographs. The dependable and rugged lighting equipment has great portability and is noted for its ease of operation.

Cinemills markets a broad and advanced selection of HMI and Tungsten lighting fixtures as well as quality quartz incandescent and lightweight portable equipment. The products are sold to the motion picture, television and photography industries through commission salespersons and independent distributors.

Cinemills is the exclusive distributor for the “FilmGear” line of lights for the motion picture industry throughout the United States. Cinemills maintains a repair and a customer technical service department to take care of all of its customers’ lighting problems. Cinemills has been serving the motion picture and television industry for over 25 years and it is committed to maintaining close customer relationships and to continue the technological advancement of its product line.

Equipment Rentals and Sales

The Company intends on purchasing entertainment related equipment. The intent is to utilize this equipment for internal productions as well as rent and sell this equipment to other production entities nationally and worldwide. Some of this equipment includes post production editing suites, grip and lighting equipment, power distribution, cables, and generators and expendables.

Competition

The motion picture industry is highly competitive. The Company faces intense competition from motion picture studios and numerous independent production companies, many of which have significantly greater financial resources than the Company. All of these companies compete for motion picture projects and talent and are producing motion pictures that compete for exhibition time at theaters, on television and on home video with pictures produced or to be produced or distributed by the Company.

Subsequent Event

The company expanded its television production division on January 01, 2006 and hired an additional seven employees. The Company’s production division has expanded to include all of Matthew Crouch’s previous television clientele.  The division now boasts of 7 new employees that service the additional 12 television specials in production and (2) new series’.  The staff now consists of a General Manager & assistant, Producer, Director, Editor, 2 Cameramen, a Project Coordinator and Bookkeeper.  The additional television specials and series are informational, educational and most importantly “Inspirational”.  Typically based on the books of best selling authors, pastors and faith-based businessmen, these television programs are produced and distributed by the Company over several Christian and faith-based television networks including the largest privately owned faith network, The Trinity Broadcasting Network.

Item 2. Description of Property

As of October 31, 2005, the Company did not and currently does not own any real property. Through approximately March 2004, the Registrant occupied office space on a month to month basis for $500 per month from a company controlled by Carlos D. De Mattos, the Company’s President; between April 2004 and October 2004 the Company did not occupy office space on a regular basis.

In November 2004, the Company moved its headquarters to 3400 W. Cahuenga Boulevard, Hollywood, California. The Registrant occupies office space on a month to month basis for $12,000 per month from a company controlled by Matthew Crouch, the Company’s Chief Executive Officer.

The Company’s Cinemills’ division occupies office and warehouse space under a three year lease for $4,400 per month from a company in which an officer of the Company has a 50% interest. The lease expires October 2007.

At October 31, 2005, the Company owned lighting equipment, which is being leased to a company controlled by Carlos D. De Mattos, the Company’s President. The lighting equipment was purchased in 2002 for $200,000 and leased under an operating lease for a five year term. The lease provides an option for the lessee to purchase the equipment at the end of the lease for its then fair market value.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Company’s Common Equity and Related Stockholder Matters

The Registrant is authorized to issue 50,000,000 shares of common stock, $.01 par value, of which 16,541,250 were issued and outstanding at October 31, 2005. On that date, the Company’s common stock was held by approximately 186 beneficial owners.

On August 26, 2005 the Company completed a private placement and sold 762,500 Units at $2.00 per Unit. Each Unit consists of one share of common stock and a warrant for the purchase of one share at $4.00 per share for five years. The Company has the option to redeem the warrants under certain conditions.

In connection with the placement the Company paid a commission of $61,000 and issued five year warrants for the purchase of 120,000 Units at $2 per unit (terms similar to the units described above) to its placement agent, a registered NASD broker/dealer.

The gross proceeds amounted to $1,525,000, a portion of which was used in August 2005 to pay accrued expenses and other current liabilities, and for the purchase of Cinemills.

On October 7, 2005, the Company sold 500,000 Units at $2.00 per Unit with gross proceeds of $1,000,000. Each Unit consists of one share of common stock and a warrant for the purchase of one share at $3.00 per share for five years. The Company has the option to redeem the warrants under certain conditions.

To our knowledge there has been only minimal trading in the Company’s common stock for the 2003, 2004 and 2005 fiscal years. Our common stock is traded on the Over-the Counter Bulletin Board market under the symbol “GNXE” since January 2005, and “CDMP” since September 2002. The following table sets forth the high and low closing bid quotations for the common stock as reported by Pink Sheets, LLC and the NASDAQ Historical Data Service for the periods indicated. These quotations represent interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	YEAR ENDED		YEAR ENDED		PERIOD ENDED		QUARTER ENDED
	12/31/2003		12/31/2004		10/31/2005		01/31/2006

	High	Low	High	Low	High	Low	High	Low
1st Qtr	1.01	0.35	1.05	0.20	3.50	0.22	1.55	1.25
2nd Qtr	0.25	0.70	1.01	0.20	3.00	2.15
3rd Qtr	1.05	0.25	0.70	0.20	3.00	1.60
4th Qtr	1.05	0.22	1.01	0.15	2.95	1.05

The Company has not declared or paid any cash dividends on the common stock and does not anticipate that any cash dividends will be paid in the foreseeable future.

Recent Sales of Unregistered Securities

On November 18, 2004, 2,640,000 shares of common stock were issued to Matthew and Laurie Crouch in connection with the Assets Purchase Agreement. Also 6,160,000 shares of common stock were issued to Matthew Crouch in connection with an Employment Agreement.

Pursuant to a private placement which closed on August 26, 2005, 762,500 units were issued to 26 investors for $1,525,000. Each unit consists of one share of common and a five year warrant to purchase an additional share for $4.00 per share. In connection with the private placement the Company paid a commission of $61,000 and issued five year warrants for the purchase of 120,000 Units at $2 per unit, to registered NASB broker/dealer.

On September 30, 2005, 100,000 shares of common stock were issued to the owners of Merd Holdings, LLC, doing business as Cinemills (“Cinemills”), in connection with an Asset Purchase Agreement.

On October 7, 2005, 500,000 units were issued to Shepherd Trust for $1,000,000. Each unit consists of one share of common and a five year warrant to purchase an additional share for $4.00 per share. There were no offering costs in connection with the sale of these 500,000 units.

In each of the transactions described above these transactions are exempt from registration under the Securities Act pursuant to Section 4 (2) and/or Regulations D of that Act, on the basis of one or more of the following factors: we made the offers and sales to a limited number of sophisticated investors, without public advertising or solicitation; each investor had access to material information about the Company and the opportunity to obtain further information; each investor acquired the securities for investment and not with a view to resale or distribution thereof; and the certificates representing the shares bear a legend restricting their transfer except in compliance with applicable securities laws.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion, with the exception of historical financial information, may consist of forward looking statements that involve risks and uncertainties, including whether and when Registrant will have ongoing business operations. Consequently, actual results may vary from management’s expectations.

Results of operations for the year ended October 31, 2005 as compared to the year ended October 31, 2004.

Rental income amounted to $55,576 for 2005 and $51,576 for 2004. Related depreciation expense was approximately $29,000 in each of those years.

Other income of $320,000 for the year ended 31, 2005 resulted from production and distribution services rendered by the Company to a joint venture in which the Company’s Chief Executive Officer has a minority interest. This was the first revenue the Company earned from these services.

Revenue from sale of lighting equipment amounted to $75,182 for the year ended October 31, 2005. This was earned by the Company’s new division, Cinemills, which was purchased September 30, 2005. The related cost of sales amounted to $38,729.

General and administrative expenses amounted to $1,590,322 for the year ended October 31, 2005, compared to $92,019 for the year ended October 31, 2004. The major reasons for the increase were:
Compensation expenses of $1,004,096 for the year ended October 31, 2005, compared to $49,300 for the year ended October 31, 2004.
Rent expense of $148,400 for the year ended October 31, 2005, compared to $2,500 for the year ended October 31, 2004.

Interest expense amounted to $3,158 for the year ended October 31, 2005, compared to $5,908 for the year ended October 31, 2004. Interest expense relates to notes payable to affiliates for borrowings.

State income taxes were $3,190 for the year ended October 31, 2005 and $1,450 for the year ended October 31, 2004.

The Company incurred a net loss of $1,213,213 in fiscal 2005, compared to $77,381 for fiscal 2004. The increased loss was principally the result of the increased compensation expenses discussed above, offset by the increase in production income and lighting products sales.

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

During the quarter ended January 31, 2003 the Company’s officers /employees and consultant agreed not to receive compensation. From April 2003 through January 2004, the Company paid a portion of the compensation and accrued the balance. Since February 2004, the Company discontinued paying or accruing regular compensation to its officers/employees and consultant and is paying for services rendered on a current basis only as services are provided. The decrease in general and administrative expenses is principally the result thereof.

Interest expense amounted to $5,908 for the year ended October 31, 2004, compared to $5,546 for the prior year. Interest expense relates to notes payable to affiliates for borrowings.

State income taxes were $1,450 for the year ended October 31, 2004 and $2,183 for the prior year.

The Company incurred a net loss of $77,381 in fiscal 2004, compared to a net loss of $186,070 for fiscal 2003. The reduced loss was principally the result of the reduced compensation expenses discussed above.

Liquidity and Capital Resources

In the fourth quarter of fiscal 2005, the Company raised gross proceeds of approximately $2,525,000 from the sale of Units (consisting of common stock and warrants) in private placements.

The Company’s primary source of liquidity has been funds raised from private placements, capital offerings to existing stockholders and borrowings from related parties. The Company used $970,813 cash in operating activities in fiscal 2005 and $12,536 in fiscal 2004. The Company used $717,898 in fiscal 2005 and $1,421 in fiscal 2004 in investing activities for the purchase of lighting and production equipment, and purchase of Cinemills. In fiscal 2005 financing activities principally from sale of common stock provided $2,375,166, and in fiscal 2004 used $4,692 for financing activities.

The Company believes it has sufficient funds to support operations through October 31, 2006.

Critical Accounting Policies and Use of Estimates

The Company’s significant accounting policies are described in Note 2 to the Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the financial statements, the Company is required to make estimates and judgements which affect the results of operations and the reported value of assets and liabilities. Actual results may differ from these estimates.

Options issued to directors and officers of the Company included above are accounted for pursuant to Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations, and the grant price equaled to the fair value on the date of grant. Pro forma operating information, giving effect to the fair value of options issued to others has not been presented because the effect is not material.

Recent Accounting Pronouncements
See Note 2 Summary of Significant Accounting Policies for discussion of the Company’s adoption of recent accounting pronouncements.

Item 7 - FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Gener8xion Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of Gener8xion Entertainment, Inc. (a development stage company) (formerly CDMI Productions, Inc.) as of October 31, 2005 and 2004, and the related statements of operations, stockholders' equity, and cash flows for the year then ended and for the period from November 13, 2001 (inception), to October 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gener8xion Entertainment, Inc. as of October 31, 2005 and 2004 , and the results of its operations and its cash flows for the year then ended and from November 13, 2001 (inception), to October 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Stonefield Josephson

Los Angeles, California
January 26, 2006

Gener8Xion Entertainment, Inc.
(A Development Stage Company)
Consolidated Balance Sheet
October 31, 2005

ASSETS

Current assets:
Cash and cash equivalents		$689,660
Receivables, net		94,374
Inventory		246,241
Other current assets		11,420
Total current assets		1,041,695

Equipment:
Rental equipment	$200,000
Production equipment	200,490
Lighting equipment	67,898
Other equipment	27,552
	495,940
Accumulated depreciation	146,938	349,002

Goodwill		439,254

Total assets		$1,829,951

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable		$120,554
Accrued liabilities		85,596
Advance from affiliate		2,000
Total current liabilities		208,150

Deferred rental income - related party		4,298

Total liabilities		212,448

Stockholders’ equity:
Preferred stock, $0.01 par value -
5,000,000 shares authorized,
none issued and outstanding
Common stock, $0.01 par value,
50,000,000 shares authorized,
16,541,250 shares issued and
outstanding	$165,413
Additional paid-in capital	3,170,265
Deficit accumulated during development
stage		(1,718,175)
Total stockholders’ equity		1,617,503
Total liabilities and stockholders’ Equity		$1,829,951

The accompanying notes form an integral part of these consolidated financial statements.

Gener8Xion Entertainment, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
			Cumulative
			Period from
			November 13, 2001
	Year ended October 31,		inception) to
	2005	2004	October 31, 2005
Revenue
Rental income - related party	$55,576	$51,576	$197,410
Production revenue - related party	320,000	-	320,000
Sales - lighting products	75,182	- 75,182
Total revenue	450,758	51,576	592,592

Cost of revenue
Cost of lighting products	38,729	-	38.729
Rental expense -depreciation	28,572	29,580	109,311
Total cost of revenue	67,301	29,580	148,040
Gross margin	83,457	21,996	444,552

General and administrative expenses	1,590,322	92,019	2,141,292

Loss from operations	(1,206,865)	(70,023)	(1,696,740)

Interest expense	3,158	5,908	14,612

Loss before income taxes	(1,210,023)	(75,931)	(1,711,352)

Income tax expense	3,190	1,450	6,823

Net loss	$(1,213,213)	$(77,381)	$(1,718,175)

Net loss per common share - basic
and diluted	$(0.08)	$(0.01)	$(0.23)

Weighted average common shares
outstanding - basic and diluted	14,928,783	6,358,750	7,550,349

The accompanying notes form an integral part of these consolidated financial statements.

Gener8Xion Entertainment, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity

					Deficit
			Subscription		Accumulated
			Receivable from	Additional	During
	Common stock		Stockholder for	Paid-in	Development
	Shares	Amount	Common Stock	Capital	Stage	Total
Balance at November 13, 2001
(inception)
Common stock subscribed for
subscription receivable on
November 13, 2001	2,169,689	$2,169	$(2,169)	$-	$-	$-
Cash received for subscription
on March 26, 2002	-	2,169	-	-	2,169
Sale of common stock on
September 13, 2002	2,450,000	24,500	-	220,500	-	245,000
Balances of
The Company.
(formerly Gamogen, Inc.)
at date of merger	1,380,311	13,803	-	1,612,160	-	1,625,963
Reclassification of equity
accounts for merger	19,528	-	(1,665,491)	-	(1,645,963)
Services and loans contributed
in excess of common stock
issued	-	-	50,491	-	50,491
Net loss for period from
inception (November 13, 2001)
to October 31, 2002	-	-	-	(241,511)	(241,511)
Balance at October 31, 2002	6,000,000	60,000	-	217,660	241,511)	36,149
Common stock issued to
affiliates of principal
stockholders in settlement
of accrued liabilities	240,000	2,400	-	21,600	-	24,000
Common stock issued to
officer in payment of
accrued compensation	100,000	1,000	-	9,000	-	10,000
Common stock issued to
consultant for services	18,750	188	-	1,687	-	1,875
Amortization of fair value
of stock options issued	-	-	31,500	-	31,500
Gain realized by principal
Stockholder from prohibited
sale of common stock of the
Company	-	-	110,250	-	110,250
Net loss for the year ended
October 31, 2003	-	-	-	(186,070)	(186,070)
Balance at October 31, 2003	6,358,750	63,588	-	391,697	(427,581)	27,704
Amortization of fair value
of stock options issued	-	-	16,208	-	16,208
Net loss for the year ended
October 31, 2004	-	-	-	(77,381)	(77,381)
Balance at October 31, 2004	6,358,750	63,588	-	407,905	(504,962)	(33,469)

Common stock issued in
Asset purchase agreement
to Matt and Laurie Crouch
November 18,2004	2,640,000	26,400	-	(26,400)	-	-
Common stock issued to
Officer in employment
agreement
November 18, 2004	6,160,000	61,600	-	123,200	-	184,800
Common stock issued to
consultant for services	20,000	200	-	1,800	-	2,000
Sale of common stock
August, 2005, net of $114,145
offering cost	762,500	7,625	-	1,410,855	-	1,418,480
Common stock issued to owners
of Merd Holdings in asset
Purchase agreement
September 30, 2005	100,000	1,000	-	179,000	-	180,000
Sale of common stock
October, 2005	500,000	5,000	-	995,000	-	1,000,000
Stock based compensation
Expense	-	-	78,905	-	78,905
Net loss for the year ended
October 31, 2005	-	-	-	(1,213,213)	(1,213,213)
16,541,250	$165,413	$-	$3,170,265	$(1,718,175)	1,617,503

The accompanying notes form an integral part of these consolidated financial statements.

Gener8Xion Entertainment, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			Cumulative
			Period from
			November 13, 2001
	Year ended October 31,		(inception) to
	2005	2004	October 31, 2005
Operating Activities:
Net loss during development stage	$(1,213,213)	$(77,381)	$(1,718,175)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	64,023	30,940	146,939
Stock compensation expense	78,905	16,208	126,614
Stock issued to consultant	2,000	-	3,875
Stock issued in employment agreement	184,800	-	184,800
Changes in operating assets and
liabilities:

Receivables	(25,781)	-	(25,781)
Inventory	(13,628)	-	(13,628)
Other current assets	(11,422)	-	(11,422)

Accrued liabilities	(36,497)	31,245	88,967
Receivable from affiliate	-	(10,250)	(11,500)
Deferred rental income	-	(4,298)	4,298
Other liabilities	-	_1,000	9,000
Net cash used in operating activities	(970,813)	12,536)	(1,216,013)

Investing Activities:
Purchase of Cinemills	(445,938)	-	(445,938)
Cinemills beginning cash balance	3,348	-	3,348
Purchase of rental and other equipment	(275,308)	(1,421)	(483,127)
Net cash used in investing activities	(717,898)	(1,421)	(925,717)

Financing Activities:
Advances from affiliates	-	-	5,000
Net proceeds from sale of common stock	2,418,480	-	2,665,649
Cash received from affiliate from sale of stock	-	-	60,250
Services and loans contributed in excess
of fair value of common stock issued	-	-	50,491
Proceeds from repayment on
borrowings from related parties	(43,314)	(4,692)	50,000

Net cash provided by (used in)
financing activities	2,375,166	(4,692)	2,831,390

Net increase (decrease) in cash
and cash equivalents	686,455	(18,649)	689,660

Cash and cash equivalents at
beginning of year	3,205	21,854	-

Cash and cash equivalents at
end of year	$689,660	3,205	$689,660

Supplemental Cash Flow Information:
Cash paid for:
Interest	$3,158	$4,208	$9,912
Taxes	$3,190	$1,475	$7,285

Supplemental Schedule of Non-Cash financing Activities
Stock issued in Cinemills purchase	$180,000	$-	$180,000
Stock issued in Employment Agreement	184,800	-	184,000
Settlement of borrowings from affiliates	50,500	50,500
Stock issued for liabilities		34,000	34,000

The accompanying notes form an integral part of these consolidated financial statements.

Gener8Xion Entertainment, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

1 - Organization and Basis of Presentation

Gener8Xion Entertainment, Inc.- which changed its name from CDMI Productions, Inc. (formerly Gamogen, Inc. - “Company”) was incorporated on March 17, 1986 in New York and reincorporated in Delaware in January 2005. On September 13, 2002 the Company consummated an Agreement and Plan of Merger (“Agreement”) and the following transactions took place:

1.
The Company sold 950,000 shares of common stock to its principal shareholder and 1,500,000 shares to the parent company of CDMI Productions, Inc. (a Delaware company) (“CDMI Delaware”) at closing of the merger, in each case for $0.10 per share.

2.
The Company received $55,000 in December 2001 as a partial payment of a note receivable from its principal shareholder. At closing, the balance of the note was forgiven for investment banking and similar services provided by the principal shareholder. The note bore interest at 6-½ % a year and was due in November 2002.

3.	The Company issued 2,169,689 shares of common stock in exchange for all the outstanding shares of CDMI Delaware, which became a wholly owned subsidiary of the Company.

The Merger has been accounted for as a business combination using the reverse acquisition method, with CDMI - Delaware being the acquirer for accounting purposes. The assets and liabilities of the Company (primarily cash and accrued expenses) have been combined with those of CDMI Delaware at historical cost which was the same as fair value. The accounting treatment for the merger was the purchase method of accounting with no change in the recorded amount of assets and liabilities of either company since fair value and historical cost were the same. The statement of operations and of cash flows of the Company represents the operations of CDMI - Delaware since its inception on November 13, 2001 and Gamogen since the date of merger, September 13, 2002.

During fiscal 2002 the Company began leasing specialized equipment to the entertainment industry and intended to be a provider of sound stages and production facilities to the entertainment industry worldwide. In addition, the Company may expand its equipment leasing business and may develop and produce full-length motion pictures through autonomous entities.

On November 18, 2004, the Company entered into (1) an Asset Purchase Agreement whereby it issued 2,640,000 shares of common stock to Matthew and Laurie Crouch and (2) an Employment Agreement with Matthew Crouch whereby it issued 6,160,000 shares of common stock to Matthew Crouch. As a result Matthew and Laurie Crouch owned approximately 58% of the Company’s issued and outstanding shares and Matthew Crouch was appointed Chief Executive Officer and Chairman of the Board of the Company. Pursuant to the Asset Purchase Agreement the Company acquired all of the worldwide distribution rights owned by Matthew and Laurie Crouch to the feature film “One Night with the King” and to a proposed animated film project, Prodigal Son”. The term of the Employment Agreement is seven years and provides for a minimum annual salary of $350,000.

The accounting basis of the assets acquired is zero and therefore the transaction was recorded at such value on the Company’s financial statements. The stock issued in the employment agreement with Matthew Crouch was valued at $0.03 per share and $184,800 was charged to compensation expense.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company are presented on a consolidated basis for all periods presented. All significant inter-company accounts and transactions have been eliminated in preparation of the consolidated financial statements.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition

Revenue from production services (which commenced during the quarter ended January 31, 2005) are recognized in income during the period in which the service is rendered. The services performed during fiscal year 2005 consisted of distribution and production services for a joint venture in which the Company’s Chief Executive Officer/Principal shareholder has a minority interest.

Cash and Cash Equivalents

For the purposes of the consolidated balance sheets and consolidated statements of cash flows, all highly liquid investments with original maturities of three months or less are considered cash equivalents. The Company maintains bank accounts with balances which, at times, may exceed federally insured limits. The Company has not experienced any losses on such accounts. The Company believes it is not exposed to any significant risk on bank deposit accounts. As of October 31, 2005, the Company’s cash balances with financial institutions exceeded federally insured limits by $537,489.

Accounts Receivable

The allowance for doubtful accounts is the Company’s best estimate of accounts receivable collectibility and requires management’s judgment. It is at least reasonably possible that the Company's estimate of the allowance for doubtful accounts will change in the near-term.

Inventory

Inventory amounts principally consist of lighting parts and finished lighting equipments for sale. The cost is determined principally at the lower of cost (first-in, first-out) or market.

Property and Equipment

Property and equipment are carried at cost, net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Repairs and maintenance are charged to expense as incurred. Upon retirement or sale, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statement of operations. The cost of normal maintenance and repairs is charged to operations as incurred. Material expenditures, which increase the life of an asset, are capitalized and depreciated over the estimated remaining life of the asset.

The estimated useful lives of property and equipment are as follows:

Furniture and fixtures	3 years
Computer equipment	3 to 5 years
Lighting equipment	5 to 7 years

Earnings Per Share

The Company computes earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares outstanding during the period including common stock equivalents.

Stock-based compensation expense

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” or FAS 123R. FAS 123R revises SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes APB No. 25 “Accounting for Stock Issued to Employees” and related interpretations and SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure.” FAS 123R requires compensation cost relating to all share-based payments to employees to be recognized in the financial statements based on their fair values in the first interim or annual reporting period beginning after June 15, 2005. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition. We are evaluating the requirements of FAS 123R and expect that the adoption of FAS 123R will have a material impact on our consolidated financial position or results of operation. We have not determined the method of adoption or determined whether the adoption will result in amounts recognized in the income statement that are similar to the current pro forma disclosures under FAS 123.

Effective February 3,2006, the FASB decided to move forward with the issuance of a final FSP FAS 123R-4“Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event”. The guidance in this FSP FAS 123R-4 amends paragraphs 32 and A229 of FASB Statement No. 123R to incorporate the concept articulated in footnote 16 of FAS 123R. That is, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet the condition in paragraphs 32 and A229 until it becomes probable that the event will occur. Originally under FAS 123R, a provision in a share-based payment plan that required an entity to settle outstanding options in cash upon the occurrence of any contingent event required classification and accounting for the share based payment as a liability. This caused an issue under certain awards that require or permit, at the holder’s election, cash settlement of the option or similar instrument upon (a) a change in control or other liquidity event of the entity or (b) death or disability of the holder. With this new FSP, these types of cash settlement features will not require liability accounting so long as the feature can be exercised only upon the occurrence of a contingent event that is outside the employee’s control (such as an initial public offering) until it becomes probable that event will occur. The guidance in this FSP shall be applied upon initial adoption of Statement 123(R). An entity that adopted Statement 123(R) prior to the issuance of the FSP shall apply the guidance in the FSP in the first reporting period beginning after February 2006. Early application of FSP FAS 123R-4 is permitted in periods for which financial statements have not yet been issued. The Company does not anticipate that this new FSP will have any material impact upon its financial condition or results of operations

The Company accounts for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25. "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation."  Under APB No. 25, compensation cost is recognized over the vesting period based on the excess, if any, on the date of grant of the fair value of the Company's shares over the employee's exercise price.  When the exercise price of the option is less than the fair value price of the  underlying  shares on the grant date,  deferred  stock  compensation  is recognized  and amortized to expense in  accordance  with  Financial  Accounting Standards  Board ("FASB")  Interpretation  No. 44 over the vesting period of the individual options.  Accordingly, if the exercise price of the Company's employee options equals or exceeds the market price of the underlying shares on the date of grant no compensation expense is recognized.  Equity-based instruments issued to non-employees are valued based upon either the prevailing fair value of the services received by the Company or the fair market value of the equity instrument, whichever is more readily determinable.

The following table illustrates the effect on net loss and loss per share if the company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

The net non-cash compensation amounts for the years ended September 30, 2005 and 2004 consist of:

At October 31, 2005 , the Company has outstanding options for the purchase of 472,000 shares of common stock at $1.25 per share and 100,000 shares of common stock at $2.00 per share. These options were all issued in 2005. The fair value of these non employee options and options issued for services rendered was charged to general and administrative expenses over the vesting period of the options. No compensation expense related to options granted to directors and employees was recognized because the exercise price of our employee stock options equaled the market price of the underlying stock on the grant date. The pro forma impact of accounting for these awards will continue to be disclosed until the last of the awards are vested in 2010.

			Cumulative
			Period from
	Pro Forma Earnings		November 13, 2001
	Year ended October 31,		(inception) to
	2005	2004	October 31, 2005

Net loss - as reported	$(1213,213)	$(77,381)	$(1,718,175)
Stock-based employee compensation expense
included in reported net earnings, net of tax	-	-	-
Stock-based employee compensation expense
determined under fair value based method,
net of tax	(72,183)	-	(72,183)
Net loss - pro forma	$(1,285,396)	$(77,381)	$(1,790,358)
Loss per share:
Basic - as reported	$(0.08)	$(0.01)	$(0.23)
Basic - pro forma	$(0.09)	$(0.01)	$(0.24)

The Black-Scholes model was used to estimate the fair value of the options at grant date based on the following assumptions:

	2005	2004
Volatility	54.71%	-
Risk-free interest rate	2.04%	-
Expected life in years	5.0	-
Weighted average fair value at grant date	$0.61

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactment of changes in the tax law or rates. The Company’s available deferred tax asset of approximately $622,000 arising primarily from the accumulated operating loss carry forwards, has not been reflected in the financial statements because a deferred tax valuation allowance has been recorded for the entire amount. The Company’s federal net operating losses of approximately $1,555,000 begin expiring in 2021.

Income tax provision at the statutory rate of 34% amounting to $411,408 in 2005 and $25,217 in 2004 differs from the amount in the accompanying financial statements due primarily to net operating losses for which tax benefit is totally offset by a valuation allowance.

The Company experienced an ownership change as defined by Internal Revenue Code section 382 on November 18, 2004 (see footnote 1). However, the annual limitation on pre-ownership change net operating losses, imposed by section 382, will not impact the Company's ability to utilize the net operating losses.

Goodwill

Goodwill recorded in 2005 represented the excess of the cost of the acquired company (“Cinemills”) over the amount assigned to the assets acquired and liabilities assumed in the asset purchase agreement on September 30, 2005. Effective January 1, 2002 with the adoption of SFAS No. 142, “Goodwill and Other intangible Assets”, goodwill is not amortized. The net book value of the assets purchased at September 30, 2005 was $186,684;
the purchase price was $625, 938; goodwill recognized was $439,254. The Company’s purchase price allocation had not been finalized as of October 31, 2005 and in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company has a period of time to allocate the purchase price of the assets acquired and liabilities assumed, not to exceed one year from the date of acquisition.

Cinemills	September 30, 2005
Total current assets	$304,554
Fixed assets	12,813
Current Liabilities	(130,683)
Net worth	$186,684

Purchase price
Cash	$438,498
Cash paid for legal and accounting	7,440
Common stock ($1.80 per share)	180,000
Total purchases price	$625,938

Goodwill	$439,254

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including accounts receivable, short-term bank borrowings, capital leases, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short-term maturities.  The fair value of long-term obligations approximates its carrying value as the existing contract interest rates are comparable to market rates currently offered to the Company for similar debt instruments with similar maturities.

Comprehensive Income (Loss)
The company accounts for comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income,” which requires comprehensive income and its components to be reported when a company has items of comprehensive income.  Comprehensive income includes net income plus other comprehensive income (i.e. certain revenues, expenses, gains, and losses reported as separate components of stockholders’ equity rather than in net income).  The Company has no items that represent other comprehensive income and, therefore has not included a schedule of other comprehensive income in these consolidated financial statements.

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs,” an amendment of Accounting Research Bulletin (“ARB”) No. 43, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This SFAS requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this SFAS requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Companies are required to adopt the provisions of this Statement for fiscal years beginning after June 15, 2005.   The adoption of this standard will not have any impact on the Company's results of operations or financial position.

In December 2004 the Financial Accounting Standards Board issued two FASB Staff Positions—FSP FAS 109-1, “Application of FASB Statement 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”, and FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” Neither of these affected the Company as it does not participate in the related activities.

In December 2004, the FASB issued SFAS No.123 “Share-Based Payment” (revised 2004). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces FASB Statement No. 123,” Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005 and December 15, 2005 for small and non-public companies. The Company has not evaluated the impact of the adoption of SFAS 123(R).

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes that SFAS 153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005.

3. Acquisition

During fiscal 2003, The Company purchased (from a company owned by the then principal shareholder of the Company) for $50,000, 100% of the outstanding common stock of a Portuguese company which had assets of approximately $25,000 and no operations. The purchase price reflected an estimate of the cost of setting up the subsidiary and the benefit of having it available at that time through the acquisition as opposed to starting a new Portuguese subsidiary.

On September 30, 2005, The Company entered into an Asset Purchase Agreement with Merd Holdings, LLC, doing business as Cinemills (“Cinemills”), whereby the Company acquired substantially all of the assets of Merd Holdings, LLC. The transaction was consummated with cash of approximately $440,000 and the issuance of 100,000 shares of common stock. Cinemills manufactures quality lighting equipment marketable worldwide to the motion picture, television, and related industries.

The purpose of Cinemills’ acquisition was to create a base for the manufacturing, product development and lighting installation for stages, location, special events and sanctuaries. In addition, this acquisition added exclusivity for the North American market (USA, Canada and Mexico) for the full product line of Chinese based Film Gear. Gener8Xion Entertainment intents to become a “one stop shop” lighting supplier to the entertainment industry as well as Churches, Ministries and Schools.

 As a result of the acquisition of the Cinemills’ assets, the company began selling lighting equipment in October, 2005; net sales for October 2005 was $75,182 (unaudited); net income was $7,931 (unaudited).

Assuming that Cinemills was purchased at the beginning of fiscal 2004, the Company’s net sales for year ended October 31, 2005 would have been approximately $1,082,000 (unaudited), and net sales for year ended October 31, 2004 would have been approximately $922,000 (unaudited). Net loss would have been $(1,425,000) in 2005 (unaudited) and $(187,000) in 2004 (unaudited). Loss per share would have been $(0.10) in 2005 (unaudited) and $(0.03) in 2004 (unaudited). This information is based on unaudited financial statements for Cinemills for their years ended December 31.

4. Related Party Transactions

Note payable as of October 31, 2004 to a principal shareholder was paid in full, together with accrued interest, August 2005.

Accrued compensation outstanding at October 31, 2004 for officers and directors and former officers were paid in full August, 2005.

In November 2004, the Company moved its headquarters to 3400 W. Cahuenga Boulevard, Hollywood, California. The Registrant occupies office space on a month to month basis for $12,000 per month from a company controlled by its principal shareholder/Chairman/CEO. Rent expense for the year ended October 31, 2005 was $144,000. Rent expense for the year ended October 31, 2004 was $2,500. From April 2004 to October 2004, the Company occupied space at a director’s residence at no charge.

During February 2005, the Company purchased production equipment at a cost of $195,000 from a company controlled by an officer of the Company.

During September 2005, the Company purchased lighting equipment for $67,898 from a company in which an officer had an interest.

In September 2005, the Company’s Cinemills’ division occupied office and warehouse space under a three year lease for $4,400 per month from a company in which an officer of the Company has a 50% interest. The lease expires October 2007.

At October 31, 2005, the Company owned lighting equipment, which is being leased to a company controlled by Carlos D. De Mattos, the Company’s President. The lighting equipment was purchased in 2002 for $200,000 and leased under an operating lease for a five year term. The lease provides an option for the lessee to purchase the equipment at the end of the lease for its then fair market value.

5. Accrued liabilities

Accrued liabilities at October 31, 2005 consists the following:
Accrued compensation to officers and directors	$72,153
Other accrued compensation	7,905
Other accruals	5,538
Total	85,596

6. Shareholders’ equity

During the year ended October 31, 2003 the Company’s principal stockholder remitted to the Company the amount of all profits ($110,250) realized by the stockholder from the prohibited sale of the Company’s common stock as required pursuant to Section 16 (b) of the Securities Act of 1934. This amount was credited to additional paid-in capital.

Common Stock

On November 18, 2004, the Company issued 2,640,000 shares of common stock to Matthew and Laurie Crouch in connection with an Assets Purchase Agreement. The accounting basis of the assets acquired is zero and therefore the transaction was recorded at such value on the Company’s financial statements.

The company issued 6,160,000 shares of common stock to Matthew Crouch in connection with his employment agreement. The stock issued in the employment agreement with Matthew Crouch was valued at $0.03 per share and $184,800 was charged to compensation expense.

On August 26, 2005, the Company sold 762,500 shares of common stock at $2.00 per share to 26 accredited investors for an aggregate gross proceeds of $1,525,000. Each share was sold with one warrant attached with an exercise price of $4.00 per share. The warrants are exercisable for a period of five years but may be redeemed by the Registrant under certain conditions. The money was raised through a private placement. A commission of $61,000 and warrants to purchase up to 120,000 shares of common stock, exercisable for five years at an exercise price of $2.00 per share, was paid to Mercadien Securities, LLC, a NASD broker dealer in connection with the private placement. Net proceeds of this sale were $1,418,480.

The Company issued 100,000 shares of common stock to the owners of Merd Holdings, LLC in connection with Assets Purchase Agreement dated September 30, 2005.

The Company sold 500,000 shares of common stock to Shepherd Trust on October 07, 2005 for $1,000,000. Each share was sold with a warrant attached with an exercise price of $3.00 per share. The warrants are exercisable for a period of five years but may be redeemed by the Registrant under certain conditions. The money was raised through a private placement. There were no offering costs connected with this offering.

Holders of our Class A common stock, the Company’s only class of common stock, are entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of common stock have no preemptive rights and have no rights to convert their common stock into any other securities. The outstanding common stock is duly authorized and validly issued, fully-paid, and non-assessable.

7. Subsequent Events

The Company sold 75,000 shares of common stock to Scrushy Foundation on January 06, 2006 for $150,000. Each share was sold with a warrant attached with an exercise price of $3.00 per share. The warrants are exercisable for a period of five years but may be redeemed by the Registrant under certain conditions. The money was raised through a private placement.

The company expanded its television production division on January 01, 2006 and hired an additional seven employees.

Item 8. Changes in and Disagreements with Accountants on Auditing and Financial Disclosures

None.

Item 8A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, and Principal Financial and Accounting Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this annual report on From 10-KSB (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us would be made known to him by others within the Company, particularly during the period in which this annual report on Form 10-KSB was being prepared.

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

Part III

Item 9. Directors, Executive Officers, Promoters And Control Persons: Compliance With Section 16(A) Of The Exchange Act

The current directors and officers of Gener8Xion Entertainment, Inc. are:

Matthew Crouch (age 44). Mr. Crouch became Chairman of the Board and Chief Executive Officer on November 18, 2004. Since 1999 Mr. Crouch has been the Chief Executive Officer of Gener8Xion Entertainment, Inc., an independent film production company. Mr. Crouch served as Vice President of Trinity Broadcasting Network, (an owner of TV stations throughout the world), where for 15 years he oversaw all aspects of production for both the film and television divisions.

Carlos D. De Mattos (age 53). Carlos D. De Mattos became President and a Director in January 2005. For the past five years he has been and he remains as the Chairman of CDM Interactive Inc. (CDMI Ventures). Prior to founding CDMI Ventures, Mr. De Mattos was the Founder and Principal of Hollywood Rental Production Services and Olesen which are the nation's largest independent suppliers of complete "one-stop" services to the entertainment industry. Mr. De Mattos is a co-recipient of two Technical Achievement Awards from the Academy of Motion Picture Arts and Sciences in March 1983 and March 1985. He is also a co-recipient of a Technical Achievement Award from the Academy of Television Arts and Sciences in September 1989. He is a member of the Academy of Motion Picture Arts and Sciences and the American Society of Cinematographers.

Richard J. Cook (age 34). Richard J. Cook became Executive Vice President on January 1st 2005.  Mr. Cook has worked with and managed top entertaining industry professionals for over 12 years. He has over 5,000 visual effects for Television and Film in his repertoire (including being on the Academy Award winning team for "Best Visual Effects" for the feature film Independence Day).  Throughout his visual effects career, Mr. Cook has worked with over 50 different studios and production companies including Universal, Paramount, Warner Brothers, Disney and 20th Century Fox and on over 25 feature films and 30 television shows and commercials. For the last 5 years, Mr. Cook has been head of operations of an independent film and television production company in Hollywood.

Marilyn Beaubien (age 52). Marilyn Beaubien became Chief Financial Officer of the Company in December 2004 after working as Production Controller for the movie "One Night With The King". Between June 2002 and July 2004 Ms. Beaubien was President of Grace and Mercy Entertainment a sole proprietorship that prepared financial packages for various entertainment clients. From June 1998 until June 2002, she was Line Producer for Big Ticket Productions, Inc. Prior to that, she has been an associate producer and production controller for many television and film productions. Ms. Beaubien started her career as an audit senior with Price Waterhouse & Company. She is currently a member of the Producers Guild of America, Inc. and The Academy of Television Arts and Sciences.

Marcos M. De Mattos (age 29). Mr. De Mattos became vice president of the Company on September 13, 2002. Mr. De Mattos has held positions in both venture capital firms as well as technology start-ups. Mr. De Mattos is the son of Carlos D. De Mattos (whose controlled company is the principal shareholder of the Company). Since January 2002, Marcos M. De Mattos has been an associate partner with such controlled company. Until 1998, Mr. De Mattos was earning his BBA degree from the University of San Diego, and between 1998 and 2002 he was employed by Venture Tech Funding Group and 24x7 Technology, Inc. in their corporate development departments.

John R. Dempsey (age 34). Mr. Dempsey, Jr. became a director and temporary Chief Executive and Chief Financial officer effective October 18, 2004.  On November 18, 2004 Mr. Dempsey resigned as Chief Executive Officer. Mr. Dempsey is a senior consultant for Arthur Consulting Group where he performs mergers and acquisition valuation and certain tax related valuation projects. Mr. Dempsey has an undergraduate degree in finance from Villanova University and an MBA from Pepperdine University and he is a Chartered Financial Analyst (CFA) charter holder with multiple designations in Risk Management.

Tom Newman (age 50), Mr. Newman became a director in January 2005. Mr. Newman is the president of Impact Productions, Inc., which he founded in 1982. For the past 22 years he has produced numerous works for film, television and stage. During the past three years he has received numerous awards for his corporate, video and nationally broadcasted television commercials.

Ric Wake (age 39) Mr. Wake became a Director of Gener8Xion Entertainment in January, 2005. From 1999 to 2003 he served as Sony Music Entertainment's Staff Producer and Senior Vice President of A&R. He presides over The W&R Group, a production company, and Notation Music, a publishing division which oversees the work of 30 songwriters and whose success includes covers by Jennifer Lopez, Marc Anthony, and Celine Dion. A producer since the late 80’s, Ric is a two-time Grammy winner for production work on Celine Dion's multi-platinum Album of the Year, "Falling Into You", and for "Best Compilation Soundtrack Album" for producing the soundtrack to the Academy Award winning Miramax film "Chicago: The Musical".

During the year ended October 31, 2005, the Board of Directors held two meetings. During the year ended October 31, 2004, the Board of Directors held three meetings.

During the January 2005 board meeting, the Company formed an audit committee and appointed the following directors as members - John Dempsey - chairman, Tom Newnan - member, Ric Wake - member.

During the January 2005 board meeting, the Company formed an compensation and stock option committee and appointed the following directors am members - John Dempsey - chairman, Tom Newnan - member, Ric Wake - member.

Each director holds office for a one-year term or until his successor has been elected and qualified at the annual meeting of the Company’s shareholders. The members of the Board of Directors serve without remuneration for service on the board. Corporate officers are appointed by the Board of Directors and serve at the discretion of the Board.

The Company’s officers, directors and beneficial owners of more than 10% of any class of its equity securities registered pursuant to Section 12 of the Securities Act of 1934 (“Reporting Persons”) are required to file reports of ownership and changes in beneficial ownership of the Company’s equity securities with the SEC. Copies of those reports must also be furnished to the Company. Based solely on a review of the copies furnished to the Company pursuant to that Act, the Company believes that during the year ended October 31, 2005 all filing requirements applicable to Reporting Persons were complied with.

Item 10. Executive Compensation

The following table discloses the compensation paid to Gener8Xion Entertainment, Inc.’s executive officers during the years ended October 31, 2005 and 2004:

SUMMARY COMPENSATION TABLE
				Awards		Payouts
Name and				Restricted	Securities
Principal			Other	Stock	Underlying	Payments	All other
Position	Salary	Bonus	Compensation	Awards	Options	Payment	ompensation

Matthew Crouch,
CEO (1)
Fiscal 2005	$331,154			$184,000
Fiscal 2004	-

Carlos De Mattos,
President (1)
Fiscal 2005	$207,629
Fiscal 2004	-

Richard Cook,
Executive V.P.(2)
Fiscal 2005	$74,769
Fiscal 2004	-

Marilyn Beaubien
CFO (2)
Fiscal 2005	$74,769
Fiscal 2004	-

Marcos M. De Mattos
VicePresident (2)
Fiscal 2005	$74,769
Fiscal 2004	10,500		600 (1)

(1) Auto Allowance
(1) A portion of the fiscal 2005 is unpaid at October 31, 2005 and included in accrued liabilities.

Currently the Registrant does not pay directors’ fees. The Registrant reimburses officers and directors for travel and other expenses incurred on behalf of Registrant. Registrant does not have a pension or profit sharing plan.

Option Plan

The Registrant has no formal option plan. On January 11, 2005 the Registrant granted non-qualified options to purchase 20,000 shares of its common stock, at an exercise price of $1.25, to each of its three directors, Messrs. Dempsey, Newman and Wake. Also, on January 11, 2005, the Registrant granted options to purchase 250,000 shares and 15,000 shares of its common stock at an exercise price of $1.25 per share to Richard Cook and Marilyn Beaubien, respectively. The exercise price was the closing bid price of the Registrant’s common stock on the OTC:BB as of the close of business on January 11, 2005. The options vest 1/3 per year and expire on January 11, 2010.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of October 31, 2005 certain information with respect to the beneficial ownership of the Common Stock of the Registrant concerning stock ownership by (i) each director, (ii) each executive officer, (iii) the directors and officers of the Registrant as a group, (iv) and each person known by the Registrant to own beneficially more than five percent (5%) of the Common Stock. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Beneficial ownership is determined under the rules of the Securities Exchange Commission. In general, these rules attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities and includes, among other things, securities that an individual has the right to acquire within 60 days. Unless otherwise indicated, the stockholders identified in the following table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

NAME AND ADDRESS	AMOUNT AND NATURE OF	PERCENT	RELATIONSHIP
OF BENEFICIAL OWNER	BENEFICIAL OWNERSHIP	OF CLASS	TO COMPANY

Matthew Crouch
3400 W. Cahuenga Bvld.
Hollywood, CA 90068	8,800,000	53%	CEO, Director

Carlos D. DeMattos
1125 North Lindero Canyon Rd.
Suite A-8 #209
Westlake Village, CA 91362	2,474,689(1)	15%	Stockholder

Yale Farar, trustee
Hillshire Trust
23679 Calabasas Rd. #412
Calabasas, CA 91302	1,232,100	7%	Stockholder

Marcos M. DeMattos
1855 Industrial St. Apt #610
Los Angeles, CA 90021	250,000	2%	Vice President

Richard Cook
34413 Desert Road
Acton, CA 93510	158,334(2)	*	Exec VP

Marilyn Beaubien
6358 La Rocha Drive
Los Angeles, CA 90068	30,000(3)	*	CFO

Tom Newman
3939 S. Harvard Ave.
Tulsa, OK 74135	6,667(4)		Director

Ric Wake
745 5th Ave. Suite 800
New York, NY 10151	6,667(4)		Director

John R. Demsey
14724 Ventura Blvd., 6th Floor
Sherman Oaks, CA 91403	26,667(4)	*	Director
All officers and directors as a
Group (9 individuals)	12,856,789	78%

* Less than 1%

(1) Includes 2,224,689 shares owned by CDM Interactive, Inc., a corporation of which Mr. DeMattos is a director, officer and principal shareholder and 250,000 shares owned by Mr. DeMattos’ dependent son.
(2) Includes option to purchase 83,334 shares of the Registrant’s common stock at an exercise price of $1.25 per share. The options expire on January 11, 2010.
(3) Includes option to purchase 5,000 shares of the Registrant’s common stock at an exercise price of $1.25 per share. The options expire on January 11, 2010.
(4) Includes option to purchase 6,667 shares of the Registrant’s common stock at an exercise price of $1.25 per share. The options expire on January 11, 2010.

Item 12. Certain Relationships and Related Transactions

In November 2004, the Company moved its headquarters to 3400 W. Cahuenga Boulevard, Hollywood, California. The Registrant occupies office space on a month to month basis for $12,000 per month from a company controlled by its principal shareholder/Chairman/CEO. Rent expense for the year ended October 31, 2005 was $144,000. Rent expense for the year ended October 31, 2004 was $2,500. From April 2004 to October 2004, the Company is occupying space at a directors’ s residence at no charge.

During February 2005, the Company purchased production equipment at a cost of $195,000 from a company controlled by an officer of the Company.

During September 2005, the Company purchased lighting equipment at a cost of $67,898 from a company in which an officer of the Company had a minority interest.

In September 2005, the Company’s Cinemills’ division occupied office and warehouse space under a three year lease for $4,400 per month from a company in which the President of the Company has a 50% interest. The lease expires October 2007.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits:
31 - Certification of CEO/CFO

32 - Certification of CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

Form 8-K:

Form 8-K filed under date of August 26, 2005 with respect to Items 5 and 6.

Form 8-K filed under date of September 30 2005 with respect to Items 1, 2, 5 and 6.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Stonefield Josephson, Inc., the Company’s independent auditors, for the audit of the Company's annual consolidated financial statements and reviews of quarterly financial statements for the years ended October 31, 2005 and 2004 were $26,600 and $7,000, respectively.

Audit-related Fees
The aggregate fees billed by Stonefield Josephson, Inc., the Company’s independent auditors, for assurance and related services for the years ended December 31, 2005 and 2004 were $22,000 and $0, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gener8Xion Entertainment, Inc.

/s/ Matthew Crouch
------------------------
Matthew Crouch, Chief Executive Officer

/s/ Marilyn Beaubien
------------------
Marilyn Beaubien, Chief Financial Officer

Dated: February 14, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated:

Signature	Title	Date

/s/ Matthew Crouch	CEO/Director	February 14, 2006

/s/ Carlos D. De Mattos	President/Dierector	February 14, 2006

/s/ John R. Demsey,	Jr.Director	February 14, 2006

/s/ Tom Newman	Director	February 14, 2006

/s/ Ric Wake	Director	February 14, 2006