Form 10QSB
period 2006-01-31
Gener8xion Entertainment, Inc.
filed 2006-03-20
CIK 803034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended January 31, 2006

Commission File Number 0-15382

GENER8XION ENTERTAINMENT, INC.
(Exact name as specified in its charter)

Delaware	13-3341562
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3400 W. Cahuenga Blvd.
Hollywood, CA	90068
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number: (323) 874-9888

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the last 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

Outstanding common stock, $.01 par value as of February 28, 2006: 16,616,250 shares

Gener8Xion Entertainment, Inc.
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements (Unaudited)

Condensed consolidated balance sheets - January 31, 2006 (unaudited) and October 31, 2005 (audited)

Condensed consolidated statements of operations - Three months ended January 31, 2006 (unaudited) and 2005

Condensed consolidated statements of cash flows - Three months ended January 31, 2006 (unaudited) and 2005

Notes to (unaudited) condensed consolidated financial statements

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Controls and Procedures

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION
Gener8Xion Entertainment, Inc.
Condensed Consolidated Balance Sheets
	As of	As of
	January 31, 2006	October 31, 2005
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$59,719	$689,660
Receivables	80,619	100,835
Receivable-related party	86,767	--
Inventory	384,091	224,785
Prepaid expenses	46,009	4,960
Total current assets	657,205	1,020,240

Equipment:
Rental equipment	200,000	200,000
Production equipment	266,168	200,490
Lighting equipment	77,423	67,898
Other equipment	35,380	27,552
	578,971	495,940
Accumulated depreciation	(171,992)	(146,939)
Equipment, net	406,979	349,001
Other assets
Film cost	74,339	21,456
Goodwill	439,254	439,254
Total other assets	513,593	460,710
Total assets	$1,577,777	$1,829,951

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$196,091	$120,554
Accrued liabilities	148,115	85,596
Advance from affiliate	2,000	2,000
Total current liabilities	346,206	208,150

Deferred production revenue -related party	46,767	--
Deferred income - related party	4,298	4,298
Total liabilities	397,271	212,448
Stockholders' equity:
Preferred stock, $0.01 par value -
5,000,000 shares authorized,
none issued and outstanding
Common stock, $0.01 par value,
50,000,000 shares authorized,
16,616,250 shares issued and
outstanding	166,163	165,413
Additional paid-in capital	3,415,887	3,170,265
Accumulated deficit	(2,401,544)	(1,718,175)
Total stockholders' equity	1,180,506	1,617,503
Total liabilities and stockholders’ equity	$1,577,777	$1,829,951

The accompanying notes are an integral part of these consolidated financial statements.

Gener8Xion Entertainment, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months ended January 31,
	2006	2005
Revenue
Rental income - related party	$12,894	$12,894
Production revenue - related party	79,167	260,000
Miscellaneous Income	1,031	--
Sales - lighting products	92,438	--
Total revenue	185,530	272,894

Cost of revenue
Cost of lighting products	70,567	--
Rental expense -depreciation	7,143	7,143
Total cost of revenue	77,710	7,143
Gross margin	107,820	265,751

General and administrative expenses	732,125	388,065

Loss from operations	(624,305)	(122,314)

Interest (income), expense	(904)	1,410

Loss before income taxes	(623,401)	(123,724)

Income tax expense	2,824	994

Net loss	$(626,225)	$(124,718)

Net loss per common share - basic and diluted	$(0.04)	$(0.01)

Weighted average common shares outstanding - basic and diluted	15,690,000	13,508,883

The accompanying notes are an integral part of these consolidated financial statements.

Gener8Xion Entertainment, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended January 31,
	2006	2005
Operating Activities:
Net loss	$(626,225)	$(124,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	25,055	7,784
Stock compensation expense	39,227	134
Stock issued to consultant	--	2,000
Stock issued in employment agreement	--	184,800
Changes in operating assets and liabilities:

Receivables	(66,842)	(210,000)
Inventory	(212,188)	--
Other current assets	(40,757)	(12,000)

Accrued liabilities	138,055	126,449
Deferred income from related parties	46,767	--

Net cash used in operating activities	(696,908)	(25,551)

Investing Activity:
Purchase of rental and other equipment	(83,033)	(3,900)
Net cash used in investing activity	(83,033)	(3,900)

Financing Activities:
Advances from affiliates	--	(450)
Expenses in connection with sale Of common stock	(10,000)
Borrowings from related parties	--	50,000
Net proceeds from sale of common stock	150,000	--
Proceeds from repayment on borrowings from related parties	--	(4,370)

Net cash provided by financing activities	150,000	35,180

Net increase (decrease) in cash and cash equivalents	(629,941)	5,729

Cash and cash equivalents at beginning of year	689,660	3,205

Cash and cash equivalents at end of year	$59,719	$8,934

The accompanying notes are an integral part of these financial statements.

Gener8xion Entertainment, inc.
Notes to Unaudited Condensed Consolidated Financial Statements
January 31, 2006

1. Basis of presentation and significant accounting policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements pursuant to Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2006 are not necessarily indicative of operating results that may be expected for the year ending October 31, 2006. For further information refer to the financial statements and footnotes included in Form 10-KSB for the year ended October 31, 2005 as filed by the Company.

The company commenced its principal plan of operations beginning November 1, 2005 upon the acquisition of Cinemills, a lighting equipment manufacturing company. Accordingly certain financial reporting requirements to reflect inception to date results of operations, cash flow and statement of shareholders’ equity are no longer required.

As a result of the acquisition of Cinemills, commencing in the first quarter of fiscal 2006, the Company is no longer reporting as a development stage company.

The accompanying financial statements have been prepared on a going concern basis of accounting, in view of significant losses during fiscal 2005 and the first quarter of fiscal 2006. Management believes that with existing cash resources, anticipated additional financing, and expected operating cash flows coming from the Cinemills business and expanded television production, the Company should be able to continue as a going concern for a reasonable period of time.

Revenues from production services are recognized in income during the period in which the service is rendered.

Stock-based compensation expense

Through the end of fiscal 2005, the company measured compensation expense for stock-based incentive programs utilizing the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.” Under this method, the Company did not record compensation expense when stock options were granted to eligible participants as long as the exercise price was not less than the fair market value of the stock when the option was granted. In accordance with Statement of Financial Accounting Standards (SFAS) No, 123, “Accounting for Stock-Based Compensation,” (SFAS 123”) and SFAS No 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” the Company disclosed the pro forma net income and net income per share as if the fair value-based method had been applied in measuring compensation expense for stock-based incentive awards. No stock-based compensation cost was recognized in the Condensed Consolidated Statement of Operations for the three months ended January 31, 2005 for options granted under the Company’s 2005 Stock Option Plan, as all unvested options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment: An Amendment of FASB Statements No. 123 and 95” (“SFAS No. 123R”). This statement requires that the cost resulting from all share-based payment transactions be recognized in the Company’s consolidated financial statements. In addition, in March 2005 the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides the SEC’s staff position regarding the application of SFAS 123R and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition, as prescribed under SFAS 123, is no longer an alternative.

In the first quarter of fiscal 2006, the Company adopted the fair value recognition provisions of SFAS 123R utilizing the modified-prospective transition method, as prescribed by SFAS 123R. Under that transition method, compensation cost recognized during the three months ended January 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of November 1, 2005, based on the grant date fair value estimated in accordance with SFAS 123, adjusted for an estimated future forfeiture rate, and (b) compensation cost for all share-based payments granted subsequent to November 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified-prospective-transition method, results for the prior periods have not been restated. No stock options were granted during the three months ended January 31, 2006.

For the three months ended January 31, 2006, the company recognized compensation costs of $18,046 as a result of the adoption of SFAS 123R. The effect of the change in applying SFAS 123R resulted in increasing operating loss, loss before taxes, net loss and basic and diluted earnings per share.

Under SFAS 123R, the Company will continue to utilize the Black-Scholes model to estimate the fair value of options granted after November 1, 2005. The Company’s assessment of the estimated compensation charges is affected by its stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the Company’s price volatility and employee stock option exercise behaviors.

Effect on Prior Periods (Note, FAS 148 disclosures for prior periods presented are still required for prior periods using Modified Prospective Approach)

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s 2005 Stock Option Plan in all periods presented.

Three months ended
January 31, 2005

Net loss	$(124,718)
Stock-based compensation, intrinsic value method, net of tax	--
Total stock-based employee compensation expense determined under fair value-based method of all options	3,008
Pro forma net loss	$(127,726)
Net loss per share
Basic and diluted, as reported	$(0.01)
Basic and diluted, pro forma	$(0.01)
Shares used in computing net income per share
Basic and diluted	13,508,883

Goodwill

Goodwill recorded as of October 31, 2005 represented the excess of the cost of the acquired company (“Cinemills”) over the amount assigned to the assets acquired and liabilities assumed in the asset purchase agreement on September 30, 2005. Effective January 1, 2002 with the adoption of SFAS No. 142, “Goodwill and Other intangible Assets”, goodwill is not amortized. The net book value of the assets purchased at September 30, 2005 was $186,684; the purchase price was $625, 938; goodwill recognized was $439,254. The Company’s purchase price allocation had not been finalized as of January 31, 2006 and in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company has a period of time to allocate the purchase price of the assets acquired and liabilities assumed, not to exceed one year from the date of acquisition.

2. Related Party Transactions

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

In January 2006 the Company made a short term loan of $40,000 to a company controlled by an officer of the Company. The loan was repaid to the company in February 2006.

In January 2006 the Company accrued deferred revenue of $46,767 for production service performed for a company controlled by an officer of the Company.

3. Accrued liabilities

Accrued liabilities at January 31, 2006 consists the following:
Accrued compensation to officers and directors	$88,450
Other accrued compensation	30,231
Other accruals	29,434
Total	$148,115

4. Stockholders’ equity

Common Stock

The Company sold 75,000 shares of common stock to Scrushy Foundation on January 06, 2006 for $150,000, of which $750 was credited to common stock and the balance to additional paid-in capital. Each share was sold with a warrant attached with an exercise price of $3.00 per share. The warrants are exercisable for a period of five years but may be redeemed by the Registrant under certain conditions. The money was raised through a private placement. There were no offering costs connected with this offering.

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

5. Subsequent Events

In order to reduce expenses and conserve cash, effective March 01, 2006, the officers of the
Company agreed to an aggregate annual reduction of their compensation of approximately $321,000. This includes officers whose compensation were the subject of formal written agreements.

In March 2006, the Company's Board of Directors adopted (subject to stockholders approval) a qualified stock option plan. The plan expires in ten years and provides for the granting of a maximum of 5,000,000 shares. Options granted under the plan are at prices not less than market price at date of grants and are exercisable for five years. The Board of Directors will determine the vesting rights of options granted. Further, in March 2006 options were granted under the plan for the purchase of an aggregate of 3,210,000 shares of the Company's common stock at $2.00 per share, which was in excess of market price on that date.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion, other than historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including when and if the Company has significant operations. Consequently, actual results may vary from management’s expectations.

Results of operations for the three months ended January 31, 2006 as compared to the three months ended January 31, 2005.

Rental income amounted to $12,894 for each of the three months and ended January 31, 2006 and 2005. Related depreciation expense was approximately $7,000 for each of the three month periods.

Revenue from lighting product sales amounted to $92,438 for the three months ended January 31, 2006; related cost of sales amounted to $70,567 for the three month period. This revenue was earned by the Company’s Cinemills division which was purchased September 30, 2005.

Other income of $79,167 for the three months ended January 31, 2006 resulted from production and distribution services rendered by the Company. This compares to $260,000 for the three months ended January 31, 2005.

General and administrative expenses amounted to $732,125 for the three months ended January 31, 2006. This compares to $388,065 for the three months ended January 31, 2005, an increase in the 2006 period of $344,060 for the three months. The increase in general and administrative expenses is principally the result of the increase in compensation, related payroll taxes and rent.

Interest income amounted to $904 for the three months ended January 31, 2006 compared to $1,410 in interest expense for the same periods in the prior year. Interest income relates interest earned on the money market account. Interest expense related to notes and loans from related parties for borrowings.

Liquidity and Capital Resources

The Company’s current activities and operating expenses will require raising additional capital. In August 2005, the Company raised gross proceeds of $1,525,000 from the sale of Units (consisting of common stock and warrants) in a private placement. There is no assurance that additional capital will be available. During the three months ended January 31, 2006 the Company had a negative cash flow from operations of $696,908 compared to negative cash flow of $25,551 for the three month period last year.

In order to reduce expenses and conserve cash, effective March 01, 2006, the officers of the
Company agreed to an aggregate annual reduction of their compensation of approximately $321,000. This includes officers whose compensation were the subject of formal written agreements.

Investing activities during the three month period ended January 31, 2006 consisted of the purchase of $83,033 of production equipment, there were no significant investing activities in the same period in the prior year.

During the three months ended January 31, 2006 the Company had cash flow of approximately $150,000 from financing activities. This resulted from the sale of Units (consisting of common stock and warrants) in a private placement.

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

In the first quarter of fiscal 2006, the Company adopted the fair value recognition provisions of SFAS 123R utilizing the modified-prospective transition method, as prescribed by SFAS 123R. Under that transition method, compensation cost recognized during the three months ended January 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of November 1, 2005, based on the grant date fair value estimated in accordance with SFAS 123, adjusted for an estimated future forfeiture rate, and (b) compensation cost for all share-based payments granted subsequent to November 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified-prospective-transition method, results for the prior periods have not been restated. No stock options were granted during the three months ended January 31, 2006.

Item 3 - Controls and Procedures

As of January 31, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in the Securities Act of 1934 Rules 13a-14 (c) and 15d-14©. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2006. There have been no significant changes in the Company’s internal controls or other factors that could significantly affect internal controls subsequent to that date.

PART II - OTHER INFORMATION

This Form 10-QSB and our other filings with the Securities and Exchange Commission and public announcements contain “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks, uncertainties and other factors that may cause our actual results or performance to differ materially from any results of performance expressed or implied by those statements. Examples of forward-looking statements include predictive statements, statements that depend on or refer to future events or conditions, which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “should,” “would,” “may” or similar expressions, or statements that involve hypothetical events.

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 06, 2006, the Company sold 75,000 Units at $2 per unit in a private placement. Each Unit consists of one share of common stock and one warrant to purchase one share of common stock at $3.00 per share. The warrants are exercisable for five years and are redeemable by the Company under certain conditions.

The Company issued and sold the securities pursuant to certain exemptions from registration provided by Rule 506 of Regulation D and Section 4 (2) and Sections 4 (6) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5 Other Information

None

Item 6. Exhibits and Reports on Form 8-K

None

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

GENER8XION ENTERTAINMENT, INC.

Dated: March 13, 2006	/s/ Matthew Crouch
Matthew Crouch, Chief Executive Officer and

Dated: March 13, 2006	/s/ Marilyn Beaubien
Chief Financial Officer
(Principal Accounting Officer)