Form 10QSB
period 2006-04-30
Gener8xion Entertainment, Inc.
filed 2006-07-13
CIK 803034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended April 30, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the transition period from ___________to_________

Commission File Number 0-15382

GENER8XION ENTERTAINMENT, INC.
(Exact name as specified in its charter)

Delaware	13-3341562
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

3400 W. Cahuenga Blvd. west, Hollywood, CA 90068
(Address of principal executive office)

(323) 874-9888
(Registrant’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the last 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Outstanding common stock, $.01 par value as of July 12, 2006: 16,731,250 shares

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

Gener8Xion Entertainment, Inc.
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements
Condensed consolidated balance sheets - April 30, 2006 (unaudited) and October 31, 2005 (audited)

Condensed consolidated statements of operations - Three months ended April 30, 2006 (unaudited) and 2005 (unaudited) and six months ended April 30, 2006 (unaudited) and 2005 (unaudited).

Condensed consolidated statements of cash flows - Six months ended April 30, 2006 (unaudited) and 2005 (unaudited).

Notes to unaudited condensed consolidated financial statements

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Gener8Xion Entertainment, Inc.
Condensed Consolidated Balance Sheets

	As of April 30, 2006 (Unaudited)	As of October 31, 2005 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,743	$689,660
Receivables	352,099	94,374
Receivables-related party	394,298	-
Inventory	626,049	246,241
Prepaid expenses and other current assets	62,530	11,420
Total current assets	1,438,719	1,041,695

Equipment:
Rental equipment	200,000	200,000
Production equipment	267,692	200,490
Lighting equipment	77,424	67,898
Other equipment	48,832	27,553
	593,948	495,940
Accumulated depreciation	(200,516)	(146,938)
Equipment, net	393,432	349,002

Goodwill	439,254	439,254
Total assets	$2,271,405	$1,829,951
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$529,856	$120,554
Accounts payable - related party	60,000	-
Accrued liabilities	102,835	85,596
Advances from affiliates	10,000	2,000
Total current liabilities	702,691	208,150

Long term liabilities:
Deferred income-related party	104,298	4,298
Deferred income-other	293,749	0
Total long term liabilities	398,047	4,298
Total liabilities	1,100,738	212,448

Stockholders' equity:
Preferred stock, $0.01 par value-5,000,000 shares authorized, none issued and outstanding
Common stock, $0.01 par value-50,000,000 shares authorized, 16,621,250 issued and outstanding. Shares outstanding at 10/31/05 was 16,541,250.	166,213	165,413
Additional paid in capital	5,965,131	3,170,265
Accumulated deficit	(4,960,677)	(1,718,175)
Total stockholders' equity	1,170,667	1,617,503
Total liabilities and stockholders' equity	$2,271,405	$1,829,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gener8Xion Entertainment, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2006	2005	2006	2005

Revenue
Rental income - related party	$12,894	$12,894	$25,788	$25,788
Production revenues	147,433	60,000	226,600	320,000
Sales - lighting products	375,175	-	468,645	-
Total revenue	535,502	72,894	721,033	345,788
Cost of revenue
Cost of lighting products	239,788	-	317,933	-
Cost of production	146,291		146,291
Rental expense - depreciation	7,143	7,143	14,286	14,286
Total cost of revenue	393,222	7,143	478,510	14,286
Gross profit	142,280	65,751	242,523	331,502
General and administrative expenses, net of expense reimbursement from related party of $390,000 in the three and six months ended April 30, 2006	2,755,021	368,838	3,482,633	756,903
Loss from operations	(2,612,741)	(303,087)	(3,240,110)	(425,401)
Interest income (expense)	4	(1,402)	908	(2,812)
Loss before income taxes	(2,612,737)	(304,489)	(3,239,202)	(428,213)
Income tax expense	3,300	375	3,300	1,369
Net loss	$(2,616,037)	$(304,864)	$(3,242,502)	$(429,582)

Net loss per common share - basic
and diluted	$(0.16)	$(0.02)	$(0.20)	$(0.03)

Weighted average common shares
outstanding - basic and diluted	16,619,583	15,178,750	16,586,667	14,343,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gener8Xion Entertainment, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended April 30,
	2006	2005
Operating Activities:
Net loss	$(3,242,502)	$(429,582)
Adjustments to reconcile net loss
to net cash provided by (used for) operations:
Depreciation	53,577	25,637
Stock compensation expense	2,635,666	134
Stock issued to consultant		2,000
Stock issued in employment agreement		184,800
Changes in operating assets and
liabilities
Receivables	(251,264)
Receivables - related party	(394,298)
Inventory	(379,808)
Prepaid expenses and other current assets	(57,570)	(24,000)
Accounts payable and accrued liabilities	486,541	347,494
Deferred income-other	293,749	-
Deferred income-related party	100,000	(10,014)
Net cash provided by (used for) operating activities	(755,909)	96,469

Investing Activity:
Purchase of equipment	(98,008)	(199,625)
Net cash used for investing activities	(98,008)	(199,625)
Financing Activities:
Advances from affiliates	8,000	82,620
Expenses in connection with private placement		(32,640)
Borrowings from related parties		51,141
Net proceeds from sale of common stock	160,000
Net cash provided by financing activities	168,000	101,121
Net decrease in cash and cash equivalents	(685,917)	(2,035)
Cash and cash equivalents at beginning of period	689,660	3,205
Cash and cash equivalents at end of period	$3,743	$1,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gener8xion Entertainment, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
April 30, 2006

1. Nature of Operations and Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements pursuant to Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended April 30, 2006 are not necessarily indicative of operating results that may be expected for the year ending October 31, 2006. For further information refer to the financial statements and footnotes included in Form 10-KSB for the year ended October 31, 2005 as filed by the Company.

The company commenced its principal plan of operations beginning November 1, 2005 upon the acquisition of Cinemills, a lighting equipment manufacturing company. Accordingly certain financial reporting requirements as per SFAS 7 to reflect inception to date results of operations, cash flow and statement of shareholders’ equity are no longer required.

As a result of the acquisition of Cinemills, commencing in the first quarter of fiscal 2006, the Company is no longer reporting as a development stage company.

The accompanying financial statements have been prepared on a going concern basis of accounting, in view of significant losses during fiscal 2005 and the first six months of fiscal 2006. The Company’s ability as a going concern will be dependent on its ability to generate additional financing. Management believes that with anticipated additional financing, expected operating cash flows coming from the Cinemills business, expanded television production and revenue from the film release, the Company should be able to continue as a going concern for a reasonable period of time.

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

Revenue Recognition

Revenues from production services are recognized as income during the period in which the project is delivered in accordance with SOP 00-2.

Earnings Per Share

The Company computes earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares outstanding. Diluted earnings (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares outstanding during the period including common stock equivalents.

Common stock equivalents, consisting of stock options for the purchase of 3,782,000 shares of common stock (3,210,000 issued quarter ended April 30, 2006 and 572,000 issued year ended October 31, 2005), have been excluded from the diluted weighted average shares for the quarter ended April 30, 2006 because their effect is anti-dilutive.

Stock-based compensation expense

Through the end of fiscal 2005, the company measured compensation expense for stock-based incentive programs utilizing the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.” Under this method, the Company did not record compensation expense when stock options were granted to eligible participants as long as the exercise price was not less than the fair market value of the stock when the option was granted. In accordance with Statement of Financial Accounting Standards (SFAS) No, 123, “Accounting for Stock-Based Compensation,” (SFAS 123”) and SFAS No 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” the Company disclosed the pro forma net income and net income per share as if the fair value-based method had been applied in measuring compensation expense for stock-based incentive awards. No stock-based compensation cost was recognized in the Condensed Consolidated Statement of Operations for the six months ended April 30, 2005 for options granted under the Company’s 2005 Stock Option Plan, as all unvested options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

In the first quarter of fiscal 2006, the Company adopted the fair value recognition provisions of SFAS 123R utilizing the modified-prospective transition method, as prescribed by SFAS 123R. Under that transition method, compensation cost recognized during the six months ended April 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of November 1, 2005, based on the grant date fair value estimated in accordance with SFAS 123, adjusted for an estimated future forfeiture rate, and (b) compensation cost for all share-based payments granted subsequent to November 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified-prospective-transition method, results for the prior periods have not been restated. Stock options were granted March 01, 2006. (see Note 4)

For the three and six months ended April 30, 2006, the Company recognized stock compensation costs of $2,593,939 and $2,611,985, respectively, as a result of the adoption of SFAS 123R. The effect of the change in applying SFAS 123R resulted in increasing operating loss, loss before taxes, net loss and basic and diluted earnings per share.

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

Effect on Prior Periods (Note, FAS 148 disclosures for prior periods presented are still required for prior periods using Modified Prospective Approach)

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123R to options granted under the Company’s 2005 Stock Option Plan in all periods presented.

	Three months ended	Six months ended
	April 31, 2005	April 30, 2005
Net loss	$(304,864)	$(429,582)
Stock-based compensation, intrinsic value
method, net of tax	-	-
Total stock-based employee compensation
Expense determined under fair value-based
method of all options	18,046	21,053
Pro forma net loss	$(322,910)	$(450,635)
Net loss per share
Basic and diluted, as reported	$(0.02)	$(0.03)
Basic and diluted, pro forma	$(0.02)	$(0.03)
Shares used in computing net income per share
Basic and diluted	15,178,750	14,343,817

The following summarizes the activity of the Company’s stock options for the six months ended April 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at November 1, 2005	572,000	$0.61
Granted	3,210,000	0.80
Exercised	0	0.00
Canceled or expired	0	0.00
Outstanding at April 30, 2006	3,782,000	$0.80		$0.0
Exercisable at April 30, 2006	3,460,833	$0.80	0.61	$0.0

The following summarizes the activity of the Company’s stock options that have not vested for the six months ended April 30, 2006:

	Shares	Weighted Average Fair Value
Non-vested at November 1, 2005	421,500	$0.61
Granted	3,210,000	0.80
Vested	3,310,333	0.80
Non-vested at April 30, 2006	321,167	$0.61

As of April 30, 2006, there was $122,097 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 1.75 years. The total measurement fair value of shares vested during the three-months ended April 30, 2006 was $2,596,439.

The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Six Months Ended April 30,
	2006	2005
Weighted average fair value at date of grant for options granted during the period	$0.80	$0.61

Risk-free interest rates	4.45%	2.04%
Expected stock price volatility	95.05	54.71
Expected dividend yield	0.0%	0.0%

Goodwill

Goodwill recorded as of October 31, 2005 represented the excess of the cost of the acquired company (“Cinemills”) over the amount assigned to the assets acquired and liabilities assumed in the asset purchase agreement on September 30, 2005. Effective January 1, 2002 with the adoption of SFAS No. 142, “Goodwill and Other intangible Assets”, goodwill is not amortized. The net book value of the assets purchased at September 30, 2005 was $186,684; the purchase price was $625, 938; goodwill recognized was $439,254. The Company’s purchase price allocation had not been finalized as of April 30, 2006 and in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company has a period of time to allocate the purchase price of the assets acquired and liabilities assumed, not to exceed one year from the date of acquisition.

3. Related Party Transactions

The Company rents premises from a company controlled by its principal shareholder/Chairman/CEO for $12,000 per month under a six month lease which expired in April 2005 and continued thereafter on a month to month basis. As of April 30, 2006, included in the accounts payable balance was $60,000 in accrued lease.

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

In January 2006 the Company accrued reimbursable compensation costs of $46,767 for production service performed for a company controlled by its principal shareholder/Chairman/CEO. The amount was received March 2006.

In January 2006 the Company was assigned the rights, title and interest in two television projects by a company controlled by its principal shareholder/Chairman/CEO. There was no dollar amount recorded for this transaction as they were recorded at the transferor’s carryover basis.

In quarter ended April 30, 2006, the Company accrued a receivable of $390,000 for reimbursable production expenses from a company controlled by its principal shareholder/Chairman/CEO. These costs include but are not limited to : executive and staff compensation, related payroll taxes and employee fringe benefits, facility rentals, parking, workers’ compensation, property and comprehensive liability insurance, business travel and entertainment, business legal and professional services, and directly allocable administrative overhead.

In quarter ended April 30, 2006, the Company received $100,000 in fee income for facilitating the financing for a company controlled by its principal shareholder/Chairman/CEO. This fee was part of an agreement to provide financing for the film One Night with the King, in which the Company gave up 1% of its future revenues in exchange for the financing. The fee was recorded as deferred income and will be recognized as revenue upon release of the film per SOP 00-2.

4. Accrued liabilities

Accrued liabilities at April 30, 2006 consists the following:

Accrued compensation to officers and directors	$80,648
Other accrued compensation	14,392
Other accruals	7,795
Total	$102,835

5. Stockholders’ equity

The Company sold 75,000 shares of common stock on January 06, 2006 for $150,000. Each share was sold with a warrant attached with an exercise price of $3.00 per share. The Company also sold 5,000 shares of common stock on February 24, 2006 for $10,000. Each share was sold with a warrant attached with an exercise price of $4.00 per share. The warrants are exercisable for a period of five years but may be redeemed by the Registrant under certain conditions. The money was raised through a private placement. There were no offering costs connected with this offering.

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

In March 2006, the Company's Board of Directors adopted an equity incentive plan, which was approved by the stockholders at the stockholders meeting held May 5, 2006. The plan expires in ten years and provides for the granting of a maximum of 5,000,000 shares. Options granted under the plan are at prices not less than market price at date of grants and are exercisable for five years. Further, in March 2006 options were granted under the plan for the purchase of an aggregate of 3,210,000 shares of the Company's common stock at $2.00 per share, which was in excess of market price on that date. As the stock was fully vested at the date of issuance, the total measurement fair value of options in the amount of $2,575,893 was expensed during the quarter ended April 30, 2006. The Board of Directors will determine the vesting rights of remaining options to be granted.

6. Litigation

The Company is a codefendant in litigation by the landlord of the building occupied by the Company. The Company believes that it has no liability in this action.

7. Subsequent Events

In May 2006 a short term loan of $100,000 was made to the Company by a company controlled by an officer of the Company for working capital purposes. The stated interest rate on the note was 7.750% per annum.

The Company sold 110,000 shares of common stock at $1 per share on May 18 and June 12, 2006. The money was raised through a private placement to two sophisticated/accredited investors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion, other than historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including when and if the Company has significant operations. Consequently, actual results may vary from management’s expectations.

Results of operations for the three months and the six months ended April 30, 2006, as compared to the three months and the six months ended April 30, 2005.

Rental income amounted to $12,894 and $25,788 for the three month and the six month periods ended April 30, 2006 and 2005. Related depreciation expense was $7,143 and $14,286 for each of the three month and six month periods.

Revenue from lighting product sales amounted to $375,175 for the three months and $468,645 for the six months ended April 30, 2006; related cost of sales amounted to $239,788 for the three month period and $317,933 for the six month period. This revenue was earned by the Company’s Cinemills division which was purchased September 30, 2005.

Production revenue amounted to $147,433 for the three months and $226,600 for the six months ended April 30, 2006. This compares to $60,000 for the three months and $320,000 for the six months ended April 30, 2005; related cost of production amounted to $146,291 for the three and six months ended April 30, 2006. The additional revenue for the three months ended resulted from the expansion of the Company’s television production and distribution services.

General and administrative expenses amounted to $2,755,021 for the three months and $3,482,633 for the six months ended April 30, 2006. This compares to $368,838 for the three months and $756,903 for the six months ended April 30, 2005. General and administrative expenses include a credit of $390,000 in reimbursable costs incurred during the three month ended April 30, 2006 from a company controlled by the Chairman/CEO of the Company. General and administrative expenses also include stock option expense of $2,596,439 for the three months ended April 30, 2006 and $2,635,666 for the six months ended April 30, 2006.

Interest income amounted to $4 for the three months and $908 for the six months ended April 30, 2006. This compares to interest expense of $1,402 for the three months and $2,812 for the six months ended April 30, 2005. Interest income relates interest earned on the money market account. Interest expense related to notes and loans from related parties for borrowings.

Liquidity and Capital Resources

The Company’s current activities and operating expenses will require raising additional capital. In August 2005, the Company raised gross proceeds of $1,525,000 from the sale of Units (consisting of common stock and warrants) in a private placement. In October 2005, the Company raised additional gross proceeds of $1,000,000 from the sale of Units (consisting of common stock and warrants) in a private placement.

During the six months ended April 30, 2006 the Company had a negative cash flow from operations of $755,909 compared to positive cash flow of $96,469 for the six month period last year. There is no assurance that additional capital will be available.

In order to reduce expenses and conserve cash, effective March 01, 2006, the officers of the Company agreed to an aggregate annual reduction of their compensation of approximately $321,000. This includes officers whose compensation were the subject of formal written agreements.

Investing activities during the six month period ended April 30, 2006 consisted of equipment purchase of $98,008, which was mainly of the purchase of $67,203 of production equipment. This compares to purchase of $199,625 of production equipment during the same period in the prior year.

During the six months ended April 30, 2006 the Company had cash flow of $168,000 from financing activities, which compares to $101,121 during the same period in the prior year. This cash flow during the six month ended April 30, 2006 resulted mainly from the sale of Units (consisting of common stock and warrants) in a private placement which amounted to $160,000.

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

In the first quarter of fiscal 2006, the Company adopted the fair value recognition provisions of SFAS 123R utilizing the modified-prospective transition method, as prescribed by SFAS 123R. Under that transition method, compensation cost recognized during the six months ended April 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of November 1, 2005, based on the grant date fair value estimated in accordance with SFAS 123, adjusted for an estimated future forfeiture rate, and (b) compensation cost for all share-based payments granted subsequent to November 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified-prospective-transition method, results for the prior periods have not been restated. Stock options were granted March 1, 2006. (See Note 5)

Item 3 - Controls and Procedures

As of April 30, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in the Securities Act of 1934 Rules 13a-14 (c) and 15d-14©. Based on that evaluation, the Company had significant adjustments that had arisen from the auditor’s review, which contributed to the late filing of the 10QSB for the quarter ended April 30, 2006. The company made the necessary adjustments to the financial statements and implemented procedures to ensure that the adjustments would not have to be made in future periods. There have been no significant changes in the Company’s internal controls or other factors that could significantly affect internal controls subsequent to that date, other than as noted above.

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

Item 1. Legal Proceedings

On May 5, 2006, the Company was served with Complaints in two related actions both of which are brought by Cahuenga Investors LLC (“Cahuenga”). The first action, Los Angeles Superior Case No. BC 351545, is for unlawful detainer and seeks possession of the premises located at 3400 Cahuenga Blvd in Los Angeles (“the premises”) as well as the recovery of attorneys fees incurred in the action. In addition to the Company, the complaint names Genr8Xion Television Inc. (“Television”), a nonaffiliated entity, as a defendant. The Company currently rents office space on the premises pursuant to a written sub-lease between itself and Television. The unlawful detainer action alleges that Television is in breach of its October 2001 written lease of the premises and further alleges that the Company is also liable under that lease because of an alleged assumption of all of Television’s assets and liabilities which according to management there were never any assumptions of such assets and/or liabilities. While management does not believe that it has any contractual responsibility to Cahuenga, the Company’s right to remain in possession of the portion of the premises that it sub-leases is subject to Television’s performance of its obligations under the master lease. Management is aware that a dispute exists between Television and Cahuenga in this regard and that a tentative settlement has been negotiated between those parties in an effort to resolve the matter. A hearing is scheduled in the Los Angeles Superior Court on July 31, 2006 relating to such settlement negotiations. In the event there is no settlement, the Company is prepared to move its corporate offices to a new location or to premises in Burbank, California, occupied by its wholly-owned subsidiary, Cinemills, with no material adverse affect to the Company.

In the second action, Los Angeles Superior Case No. BC 351544, Cahuenga seeks damages for non-payment of rent in an amount of $760,286 in addition to legal fees and costs. Management does not believe that it has any obligation to Cahuenga in that it is not a party to the October 2001 lease. The Company’s answer to this complaint is due not later than July 14, 2006. No trial date has been set and no discovery has commenced.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 6, 2006, the Company sold 75,000 Units at $2 per unit for total proceeds of $150,000 in a private placement to one sophisticated/accredited investor. Each Unit consists of one share of common stock and one warrant to purchase one share of common stock at $3.00 per share. The Company also sold 5,000 Units at $2 per unit for total proceeds of $10,000 in a private placement to one sophisticated/accredited investor on February 24, 2006. Each Unit consists of one share of common stock and one warrant to purchase one share of common stock at $4.00 per share. All warrants are exercisable for five years and are redeemable by the Company under certain conditions.

The Company issued and sold the securities pursuant to certain exemptions from registration provided by Rule 506 of Regulation D and Section 4 (2) and Sections 4 (6) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

An annual meeting of stockholders of Gener8Xion Entertainment, Inc was held on May 5, 2006. The following table sets forth the matters voted upon at the meeting and the results of the voting on each matter voted upon:

Matter Voted Upon		Votes For	Withheld	Votes Against	Abstentions
1.	Election of five (5) directors to serve until their successors are elected and qualified:

	Matthew Crouch	14,636,557	2,100	—	—
	Carlos D. De Mattos	14,637,657	1,000	—	—
	John R. Dempsey	14,637,657	1,000	—	—
	Tom Newman	14,637,657	1,000	—	—
	Ric Wake	14,637,657	1,000	—	—

2.	Approval of the Company’s 2006 Equity Incentive Plan	13,445,891	—	7,350	—

3.	Ratification of the selection of Stonefield Josephson, Inc. as the Company’s independent registered public accounting firm for the fiscal year ending October 31, 2006	14,538,827	—	44,330	55,500

In accordance with the terms set forth in the proxy statement related to the solicitation of proxies for use at the annual meeting, an abstention from voting was used for the purpose of establishing a quorum, and was considered a vote “against” a proposal. The named directors and the above matters were each approved by the stockholders at the annual meeting.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

None

Exhibit 31.1 - Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

Exhibit 31.2 - Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

Exhibit 32.1 - Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

GENER8XION ENTERTAINMENT, INC.

Dated: July 12, 2006	By:	/s/ Matthew Crouch
Matthew Crouch, Chief Executive Officer

Dated: July 12, 2006	By:	/s/ Marilyn Beaubien
Chief Financial Officer