Form 10QSB/A
period 2006-04-30
Gener8xion Entertainment, Inc.
filed 2006-07-13
CIK 803034

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the last 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Outstanding common stock, $.01 par value as of July 12, 2006: 16,731,250 shares

Transitional Small Business Disclosure Format (Check one): Yes [   ]  No [X]

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report of Registrant for the quarterly period ended April 30, 2006 is being filed to correct a date on the previously filed Exhibit 32.1 from “April 30, 2005” to “April 30, 2006.” Except for this amended information, there are no other changes or revisions to the Registrant’s Form 10-QSB for the quarterly period ended April 30, 2006.

Item 6. Exhibits and Reports on Form 8-K

Exhibit 32.1 - Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

GENER8XION ENTERTAINMENT, INC.

Dated: July 13, 2006	By:	/s/ Matthew Crouch
Matthew Crouch, Chief Executive Officer

Dated: July 13, 2006	By:	/s/ Marilyn Beaubien
Marilyn Beaubien, Chief Financial Officer