Form 10QSB
period 2006-07-31
Gener8xion Entertainment, Inc.
filed 2006-09-18
CIK 803034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended July 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the transition period from ___________to_________

Commission File Number 0-15382

GENER8XION ENTERTAINMENT, INC.
(Exact name as specified in its charter)

Delaware	13-3341562
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

2021 Lincoln Street, Burbank, CA 91504
(Address of principal executive office)

(818) 843-4560
(Registrant’s telephone number)

3400 Cahuenga Blvd. West, Hollywood, CA 90068
(Former address, if changed since last report)

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

Outstanding common stock, $.01 par value as of September 5, 2006: 17,026,250 shares

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

Gener8Xion Entertainment, Inc.
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements
Condensed consolidated balance sheets - July 31, 2006 (unaudited) and October 31, 2005 (audited)

Condensed consolidated statements of operations - Three months ended July 31, 2006 (unaudited) and 2005 (unaudited) and nine months ended July 31, 2006 (unaudited) and 2005(unaudited).

Condensed consolidated statements of cash flows - Nine months ended July 31, 2006 (unaudited) and 2005 (unaudited).

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

SIGNATURES

PART I - FINANCIAL INFORMATION
	Gener8Xion Entertainment, Inc.
	Condensed Consolidated Balance Sheets

	As of July 31, 2006 (Unaudited)	As of October 31, 2005 (Audited)
ASSETS

Current assets:
Cash and cash equivalents	$13,338	$689,660
Receivables, net of reserve of $23,184 and $0 respectively	158,445	100,834
Receivables-related party	387,000	-
Inventory	712,323	246,241
Prepaid expenses and other current assets	27,468	4,960
Total current assets	1,298,574	1,041,695

Equipment:
Rental equipment	200,000	200,000
Production equipment	271,125	200,490
Lighting equipment	59,526	67,898
Other equipment	53,094	27,552
	583,745	495,940
Accumulated depreciation	(229,307)	(146,938)
Equipment, net	354,438	349,002

Other assets:
Accounts receivable - long term portion	70,000	-
Goodwill	439,254	439,254
Total other assets	509,254	439,254
Total assets	$2,162,266	$1,829,951
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$468,667	$120,554
Accounts payable - related party	63,000	-
Accrued liabilities	239,809	85,596
Advances from affiliates	10,000	2,000
Note payable - related party	100,000	-
Line of credit	6,930	-
Total current liabilities	888,406	208,150

Long term liabilities:
Deferred income-related party	121,490	4,298
Deferred income-other	243,750	0
Total long term liabilities	365,240	4,298
Total liabilities	1,253,646	212,448

Stockholders' equity:
Preferred stock, $0.01 par value-5,000,000 shares authorized, none issued and outstanding
Common stock, $0.01 par value-50,000,000 shares authorized, 16,751,250 issued and outstanding July 31, 2006 and 16,541,250 issued and outstanding October 31,2005	167,413	165,413
Additional paid in capital	6,114,477	3,170,265
Accumulated deficit	(5,373,270)	(1,718,175)
Total stockholders' equity	908,620	1,617,503
Total liabilities and stockholders' equity	$2,162,266	$1,829,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gener8Xion Entertainment, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2006	2005	2006	2005

Revenue
Rental income - related party	$12,894	$12,894	$38,682	$38,682
Production revenues	74,999	-	301,599	320,000
Sales - lighting products	149,219	-	617,864	-
Total revenue	237,112	12,894	958,145	358,682
Cost of revenue
Cost of lighting products	76,790	-	394,723	-
Cost of production	63,418	-	209,709
Rental expense - depreciation	7,143	7,143	21,429	21,429
Total cost of revenue	147,351	7,143	625,861	21,429

Gross profit	89,761	5,751	332,284	337,253
General and administrative expenses, net of expense reimbursement from related party of $390,000 in the nine months ended July 31, 2006	499,654	369,407	3,981,493	1,126,310

Loss from operations	(409,893)	(363,656)	(3,649,209)	(789,057)

Interest income (expense)	(1,341)	(1,280)	(433)	(4,092)

Loss before income taxes	(411,234)	(364,936)	(3,649,642)	(793,149)

Income tax expense	2,153	-	5,453	1,369

Net loss	$(413,387)	$(364,936)	$(3,655,095)	$(794,518)

Net loss per common share - basic
and diluted	$(0.02)	$(0.02)	$(0.22)	$(0.05)

Weighted average common shares
outstanding - basic and diluted	16,691,740	15,178,750	16,621,691	14,622,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gener8Xion Entertainment, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended July 31,
	2006	2005
Operating Activities:
Net loss	$(3,655,095)	$(794,518)
Adjustments to reconcile net loss
to net cash provided by (used for) operations:
Depreciation	82,370	43,491
Reserve for bad debts	23,184
Stock compensation expense	2,656,212	134
Stock issued to consultant	-	2,000
Stock issued in employment agreement	-	184,800
Changes in operating assets and
liabilities
Receivables	(150,795)	-
Receivables - related party	(387,000)	(4,298)
Inventory	(466,082)
Prepaid expenses and other current assets	(22,508)	-
Accounts payable and accrued liabilities	502,326	592,159
Accounts payable - related party	63,000
Deferred income-other	243,750	-
Deferred income-related party	117,192	-
Net cash provided by (used for) operating activities	(993,446)	23,769

Investing Activity:
Purchase of equipment	(87,806)	(199,625)
Net cash used for investing activities	(87,806)	(199,625)

Financing Activities:
Advances from affiliates	8,000	163,894
Expenses in connection with private placement	-	(32,640)
Borrowings from related parties	100,000	41,768
Net proceeds from line of credit	6,930	-
Proceeds from sale of common stock	290,000	-
Net cash provided by financing activities	404,930	173,022

Net decrease in cash and cash equivalents	(676,322)	(2,835)

Cash and cash equivalents at beginning of period	689,660	3,205
Cash and cash equivalents at end of period	$13,338	$370

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gener8xion Entertainment, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
July 31, 2006

1. Nature of Operations and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements pursuant to Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended July 31, 2006 are not necessarily indicative of operating results that may be expected for the year ending October 31, 2006. For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended October 31, 2005 as filed by the Company.

The company commenced its principal plan of operations beginning November 1, 2005 upon the acquisition of Cinemills, a lighting equipment manufacturing company. Accordingly, certain financial reporting requirements as per SFAS 7 to reflect inception to date results of operations, cash flows, and statement of shareholders’ equity are no longer required.

As a result of the acquisition of Cinemills, commencing in the first quarter of fiscal 2006, the Company is no longer reporting as a development stage company.

The accompanying financial statements have been prepared on a going concern basis of accounting, in view of significant losses during fiscal 2005 and the first nine months of fiscal 2006. The Company’s ability as a going concern will be dependent on its ability to generate additional financing. Management believes that with anticipated additional financing, expected operating cash flows coming from the Cinemills business, expanded television production and revenue from the film release, the Company should be able to continue as a going concern for a reasonable period of time.

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

Common stock equivalents, consisting of stock options for the purchase of 3,782,000 shares of common stock (3,210,000 issued quarter ended April 30, 2006 and 572,000 issued year ended October 31, 2005), have been excluded from the diluted weighted average shares for the nine months ended July 31, 2006 because their effect is anti-dilutive.

Stock-based compensation expense

Through the end of fiscal 2005, the company measured compensation expense for stock-based incentive programs utilizing the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.” Under this method, the Company did not record compensation expense when stock options were granted to eligible participants as long as the exercise price was not less than the fair market value of the stock when the option was granted. In accordance with Statement of Financial Accounting Standards (SFAS) No, 123, “Accounting for Stock-Based Compensation,” (SFAS 123”) and SFAS No 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” the Company disclosed the pro forma net income and net income per share as if the fair value-based method had been applied in measuring compensation expense for stock-based incentive awards. No stock-based compensation cost was recognized in the Condensed Consolidated Statement of Operations for the nine months ended July 31, 2005 for options granted under the Company’s 2005 Stock Option Plan, as all unvested options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

In the first quarter of fiscal 2006, the Company adopted the fair value recognition provisions of SFAS 123R utilizing the modified-prospective transition method, as prescribed by SFAS 123R. Under that transition method, compensation cost recognized during the nine months ended July 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of November 1, 2005, based on the grant date fair value estimated in accordance with SFAS 123, adjusted for an estimated future forfeiture rate, and (b) compensation cost for all share-based payments granted subsequent to November 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified-prospective-transition method, results for the prior periods have not been restated. Stock options were granted March 01, 2006. (See Note 6)

For the three and nine months ended July 31, 2006, the Company recognized stock compensation costs of $18,046 and $2,630,031, respectively, as a result of the adoption of SFAS 123R. The effect of the change in applying SFAS 123R resulted in increasing operating loss, loss before taxes, net loss and basic and diluted earnings per share.

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

	Three months ended	Nine months ended
	July 31, 2005	July 31, 2005
Net loss	$(364,936)	$(794,518)
Stock-based compensation, intrinsic value
method, net of tax	-	-
Total stock-based employee compensation
Expense determined under fair value-based
method of all options	18,046	39,099
Pro forma net loss	$(382,982)	$(833,617)
Net loss per share
Basic and diluted, as reported	$(0.02)	$(0.05)
Basic and diluted, pro forma	$(0.03)	$(0.06)
Shares used in computing net income per share
Basic and diluted	15,178,750	14,622,128

The following summarizes the activity of the Company’s stock options for the nine months ended July 31, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at November 1, 2005	572,000	$0.61
Granted	3,210,000	0.80
Exercised	0	0.00
Canceled or expired	0	0.00
Outstanding at July 31, 2006	3,782,000	$0.80		$0.0
Exercisable at July 31, 2006	3,511,000	$0.80	0.61	$0.0

The following summarizes the activity of the Company’s stock options that have not vested for the nine months ended July 31, 2006:

	Shares	Weighted Average Fair Value
Non-vested at November 1, 2005	421,500	$0.61
Granted	3,210,000	0.80
Vested	3,360,500	0.80
Non-vested at July 31, 2006	271,000	$0.61

As of July 31, 2006, there was $101,551 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 1year. The total compensation expense recognized for the fair value of shares vested during the three-month and nine month periods ended July 31, 2006 were $20,546 and $2,616,985, respectively.

The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Nine Months Ended July 31,
	2006	2005

Weighted average fair value at date of grant for options granted during the period	$0.80	$0.61

Risk-free interest rates	4.45%	2.04%
Expected stock price volatility	95.05	54.71
Expected dividend yield	0.0%	0.0%

Goodwill

Goodwill recorded as of October 31, 2005 represented the excess of the cost of the acquired company (“Cinemills”) over the amount assigned to the assets acquired and liabilities assumed in the asset purchase agreement on September 30, 2005. Effective January 1, 2002 with the adoption of SFAS No. 142, “Goodwill and Other intangible Assets”, goodwill is not amortized. The net book value of the assets purchased at September 30, 2005 was $186,684; the purchase price was $625, 938; goodwill recognized was $439,254. The Company’s purchase price allocation had not been finalized as of July 31, 2006 and in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company has a period of time to allocate the purchase price of the assets acquired and liabilities assumed, not to exceed one year from the date of acquisition.

3. Recent accounting Pronouncements

In March 2006 the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statements No. 140”.  Companies are required to apply SFAS No. 156 as of the first annual reporting period that begins after September 15, 2006.  The Company does not believe adoption of SFAS No. 156 will have a material effect on its financial statements.

In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, Accounting for Contingencies. We will adopt the provisions of this statement beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. We do not anticipate that the adoption of this statement will have a material effect on our financial position or results of operations.

4. Related Party Transactions

The Company rented premises from a company controlled by its principal shareholder/Chairman/CEO for $12,000 per month under a six month lease which expired in April 2005 and continued thereafter on a month to month basis until April 30, 2006.As of May 1, 2006, the Company relocated to smaller offices and signed a new month to month lease with its principal shareholder for $1,000 per month. As of July 31, 2006, included in the accounts payable balance was $63,000 in accrued rent, of which $50,000 was paid in August, 2006, and $13,000 was paid in September 2006.

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

In quarter ended April 30, 2006, the Company accrued a receivable of $390,000 for reimbursable production expenses from a company controlled by its principal shareholder/Chairman/CEO. These costs include but are not limited to: executive and staff compensation, related payroll taxes and employee fringe benefits, facility rentals, parking, workers’ compensation, property and comprehensive liability insurance, business travel and entertainment, business legal and professional services, and directly allocable administrative overhead. Subsequent to July 31, 2006, $248,000 of the amount was received.

In quarter ended April 30, 2006, the Company received $100,000 in fee income for facilitating the financing for a company controlled by its principal shareholder/Chairman/CEO. This fee was part of an agreement to provide financing for the film One Night with the King, in which the Company gave up 1% of its future revenues in exchange for the financing. The fee was recorded as deferred income and will be recognized as revenue upon release of the film per SOP 00-2. No income was recorded through July 31, 20006.

In May 2006 a short term loan of $100,000 was made to the Company by a related party for working capital purposes. The stated interest rate on the note was 7.750% per annum. The loan was repaid with interest in August 2006

5. Accrued Liabilities

Accrued liabilities at July 31, 2006 consists of the following:
Accrued compensation to officers and directors	$163,842
Other accrued compensation	57,605
Other accruals	18,362
Total	$239,809

6. Stockholders’ Equity

The Company sold 75,000 shares of common stock on January 6, 2006 for $150,000, of which $750 was credited to common stock and the balance to additional paid in capital. Each share was sold with a warrant attached with an exercise price of $3.00 per share. The warrants are exercisable for a period of five years but may be redeemed by the Registrant under certain conditions. The money was raised through a private placement. There were no offering costs connected with this offering.

In the quarter ended April 30, 2006 the Company sold 5,000 shares of common stock and warrants for $10,000. The warrants are exercisable at $4.00 per share for five years and may be redeemed by the Company under certain conditions.

In the quarter ended July 31, 2006, the Company sold 130,000 shares of common stock for $130,000 in a private placement to five sophisticated/accredited investors. There were no warrants attached to these shares.

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

7. Subsequent Events

The Company sold 275,000 shares of common stock at $1 per share in August 2006. The money was raised through a private placement to three sophisticated/accredited investors.

On August 28, 2006, the Company entered into a Loan and Security Agreement with Windfall Financial, LLC, a Delaware limited liability company (“Windfall”) whereby the Company and its co-borrower, One Night With The King, Inc., a California corporation, received a loan of $6,000,000 (with a commitment for an additional $2.5 million under certain circumstances) to finance the prints and advertising costs and expenses of the film “One Night With The King.” The Company is the principal distributor of the film. The film is expected to have its nationwide release around the middle of October 2006. Form 8K was filed on August 28, 2006.

As of September 1, 2006 the Company relocated its corporate office to 2021 Lincoln Street, Burbank, CA, 91504, which houses its Cinemills’ division.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion, other than historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including when and if the Company has significant operations. Consequently, actual results may vary from management’s expectations.

Results of operations for the three months and the nine months ended July 31, 2006, as compared to the three months and the nine months ended July 31, 2005.

Rental income amounted to $12,894 and $36,682 for the three month and the nine month periods ended July 31, 2006 and 2005. Related depreciation expense was $7,143 and $21,429 for each of the three month and nine month periods.

Revenue from lighting product sales amounted to $149,219 for the three months and $617,864 for the nine months ended July 31, 2006; related cost of sales amounted to $76,790 for the three month period and $394,723 for the nine month period. This revenue was earned by the Company’s Cinemills division which was purchased September 30, 2005. The gross profit percentage was 49% for the three months ended July 31, 2006 compared to 36% for the nine months then ended. The increase resulted principally from the Company currently selling products with higher gross margins during the quarter ended July 31, 2006.

Production revenue amounted to $74,999 for the three months and $301,599 for the nine months ended July 31, 2006. This compares to $0 for the three months and $320,000 for the nine months ended July 31, 2005; related cost of production amounted to $63,418 for the three months and $209,709 for the nine months ended July 31, 2006. The additional revenue for the three months ended July 31, 2006 resulted from the expansion of the Company’s television production and distribution services.

General and administrative expenses amounted to $499,654 for the three months and $3,981,493 for the nine months ended July 31, 2006. This compares to $369,407 for the three months and $1,126,310 for the nine months ended July 31, 2005. General and administrative expenses for the nine months ended July 31, 2006 include a credit of $390,000 in reimbursable costs incurred during the three month ended April 30, 2006 from a company controlled by the Chairman/CEO of the Company. General and administrative expenses also include stock option expense of $20,546 for the three months ended July 31, 2006 and $2,656,212 for the nine months ended July 31, 2006.

Interest expense amounted to $1,341 for the three months and $433 for the nine months ended July 31, 2006. This compares to interest expense of $1,280 for the three months and $4,092 for the nine months ended July 31, 2005. Interest income relates interest earned on the money market account. Interest expense related to notes and loans from related parties for borrowings.

Liquidity and Capital Resources

The Company’s current activities and operating expenses will require raising additional capital. In August 2005, the Company raised gross proceeds of $1,525,000 from the sale of Units (consisting of common stock and warrants) in a private placement. In October 2005, the Company raised additional gross proceeds of $1,000,000 from the sale of Units (consisting of common stock and warrants) in a private placement. During the nine month period ended July 31, 2006, the Company raised additional proceeds of $160,000 from the sale of Units (consisting of common stock and warrants) and $130,000 from the sale of common stocks with no warrants attached.

During the nine months ended July 31, 2006, the Company had a negative cash flow from operations of $993,446 compared to positive cash flow of $23,769 for the nine month period last year. There is no assurance that additional capital will be available to fund negative cash flow from operations.

In order to reduce expenses and conserve cash, effective March 1, 2006, the officers of the
Company agreed to an aggregate annual reduction of their compensation of approximately $321,000. This includes officers whose compensation were the subject of formal written agreements.

Investing activities during the nine month period ended July 31, 2006 consisted of equipment purchase of $87,806, which was mainly the purchase of $70,635 on production equipment. This compares to purchase of $199,625 of production equipment during the same period in the prior year.

During the nine months ended July 31, 2006 the Company had cash flow of $404,930 from financing activities, which compares to $173,022 during the same period in the prior year. This cash flow during the nine month ended July 31, 2006 resulted from the sale of Units (consisting of common stock and warrants) in a private placement which amounted to $290,000, a loan of $100,000 from a related party, an advance of $8,000 from a related party, and a loan of $6,930 from the bank.

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

In the first quarter of fiscal 2006, the Company adopted the fair value recognition provisions of SFAS 123R utilizing the modified-prospective transition method, as prescribed by SFAS 123R. Under that transition method, compensation cost recognized during the nine months ended July 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of November 1, 2005, based on the grant date fair value estimated in accordance with SFAS 123, adjusted for an estimated future forfeiture rate, and (b) compensation cost for all share-based payments granted subsequent to November 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified-prospective-transition method, results for the prior periods have not been restated. Stock options were granted March 1, 2006. (See Note 5)

Item 3 - Controls and Procedures

As of July 31, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in the Securities Act of 1934 Rules 13a-14 (c) and 15d-14©. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2006. There have been no significant changes in the Company’s internal controls or other factors that could significantly affect internal controls subsequent to that date.

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

Item 1. Legal Proceedings

In August 2006, all lawsuits filed against the Company, relating to the Company’s subleasing of its former offices in West Hollywood, California, were dismissed.

There are currently no lawsuits filed or pending against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 6, 2006, the Company sold 75,000 Units at $2 per unit for total proceeds of $150,000 in a private placement to one sophisticated/accredited investor. Each Unit consists of one share of common stock and one warrant to purchase one share of common stock at $3.00 per share.

In the quarter ended April 30, 2006, the Company sold 5,000 Units at $2 per unit for total proceeds of $10,000 in a private placement to one sophisticated/accredited investor. Each Unit consists of one share of common stock and one warrant to purchase one share of common stock at $4.00 per share.

All warrants are exercisable for five years and are redeemable by the Company under certain conditions.

The Company sold 130,000 shares of common stock during the quarter ended July 31, 2006. These 130,000 shares of common stock were sold at $1 per share for a total of $130,000. There were no warrants attached to these shares. The money was raised through a private placement to five sophisticated/accredited investors. There were no offering costs connected with this offering.

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

Form 8-K filed under date of August 28, 2006 with respect to Note 7.

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

GENER8XION ENTERTAINMENT, INC.

Dated: September 15, 2006	By:	/s/ Matthew Crouch
Matthew Crouch, Chief Executive Officer

Dated: September 15, 2006	By:	/s/ Marilyn Beaubien
Chief Financial Officer
Title