Form 10KSB
period 2006-10-31
Gener8xion Entertainment, Inc.
filed 2007-02-13
CIK 803034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended October 31, 2006

Commission File Number 0-15382

GENER8XION ENTERTAINMENT, INC.
(Exact name as specified in its charter)

Delaware	13-3341562
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

2021 Lincoln Street
Burbank, CA	91504
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number:                                                                                                   (818) 843-4560

Securities registered under section 12 (b) of the Exchange Act: None

Securities registered under section 12 (g) of the Exchange Act: Common Stock, $.01 par value

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the last 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB. ☒

Aggregate market value of Registrants’ voting and non-voting common equity held by non-affiliates as of February 9, 2007 - approximately $4,233,000.

Outstanding common stock, $.01 par value as of February 9, 2007: 17,836,250 shares

GENER8XION ENTERTAINMENT, INC.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

We are including the following cautionary statement in this Annual Report on Form 10-KSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements made by, or on behalf of the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts. From time to time, we may make written or oral statements that are forward-looking including statements contained in this report and other filings with the Securities and Exchange Commission. These forward-looking statements are principally contained in the sections captioned “Business” and “Management’s Discussion and Analysis of Operations.” In those and other portions of this Form 10-KSB, the words “anticipates”, “believes”, “estimates”, “seeks”, “expects”, “plans”, “intends”, and similar expressions as they relate to us or our management are intended to identify forward-looking statements. All such forward-looking statements are expressly qualified by these cautionary statements.

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

On September 30, 2005, The Company entered into an Asset Purchase Agreement with Merd Holdings, LLC, doing business as Cinemills Corp (“Cinemills”). The transaction was consummated with cash of approximately $440,000 and the issuance of 100,000 shares of common stock. The excess of cost over the fair value of the assets acquired amounted to $439,254 and was recorded as goodwill. The Company’s purchase price allocation has been finalized in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” A five year carrying value for impairment loss test was performed and it was determined the no impairment loss was required.

General

The Company is an independent entertainment company engaged in the financing, production, distribution and development of "family based" feature films, episodic television shows, animated features and documentaries. The Company currently owns the rights to seven projects. The Company expects to evaluate other projects from time to time and to pursue those that management deems to be appropriate. The Company will undertake such projects in the manner that management determines; the Company’s activities may include any of the activities described in the following description of industry practice or such other activities as management determines will further the business of the Company.

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

The Majors also have divisions that are promoted as "independent" distributors of motion pictures, often referred to as the “Mini-Majors.” These "independent" divisions of the Majors include Miramax Films (a division of The Walt Disney Company), Sony Classics (a division of Sony Pictures), Fox Searchlight (a division of Fox News Corporation), and New Line (a division of AOL-Time Warner) and its Fine Line distribution label. Most of these divisions were formerly private production and/or distribution companies.

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

Gener8Xion Motion Picture Acquisitions

In addition to developing its own production and production service activities, Gener8Xion acquires rights to films and other programming from Independent film producers, distribution companies and others in order to increase the number of films it can distribute and provide related services in connection with in existing and emerging delivery systems. To be successful, Gener8Xion must locate and track the development and production of numerous independent feature films.

The Company has distribution rights to a feature film project, “One Night with the King,” which is based on the novel “Hadassah” by Tommy Tenney. The theatrical release of its epic feature film "One Night with the King" (the ”Film”) on October 13, 2006, has grossed over $4 million in its debut weekend, landing the film in the top ten bracket of highest grossing Films in the country. In addition, the Film placed 4thamongst this weekend’s nationally released films for the coveted ‘per-screen’ average number. This average is a good indicator of overall audience enthusiasm for a film and subsequent word-of-mouth marketing that occurs among movie going audiences. To date, the Film had grossed nearly $13,400,000 in domestic theatrical receipts. The Film was released on DVD January 30, 2007, with 250,000 DVD's sold in the first week of release.

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

The Company also owns the complete rights to produce and distribute a novel by the late Dr. Bill Bright, entitled, “The Blessed Child;” the rights to the script for an animated feature length project entitled, “The Prodigal Son,” which the Company plans to enhance by applying an animation technique that incorporates 3D effects; the rights to the “Omega Code” (released theatrically in 1999 opening as the number Independent film of the year), “Omega Code 2” (theatrically released in Sept 2001), “Carman: The Champion” (Theatrically released in March of 2001). The company has also optioned the rights to the screenplay “Bump & the Night” which is a wonderful story of redemption that can have amazing urban appeal.

Media Production

The Company pursues three areas of concentration: a) Production, b) Distribution and c) Equipment Rentals and Sales.

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

Distribution

One of the most important aspects of the media industry is distribution. Once a media project is produced, it must be distributed. The Company plans to create an infrastructure to distribute our media content “in-house.” In this case, the Company will engage an experienced Distributor to head the Distribution efforts of the Company. The Company has been approached by several production companies looking to sell their completed film projects and use our intended Distribution arm to distribute their product.

There can be no assurance that we will be able to obtain distributors for our films; however, the Company believes that if it is able to obtain commitments of appropriate, internationally recognizable actors; appealing literary properties; and respected production personnel, its film properties would be suitable for distribution.

Although the likelihood of developing a distribution arrangement may be increased by addressing the above-mentioned factors, the likelihood of developing a favorable distribution arrangement is dependent upon several factors beyond our control.  Some of these factors include: the relative current demand for our type of film offering; the industry-wide supply of that type and competing types of films available for distribution; the financial strength of the potential distributors, and the ever-changing demands of the movie-going public.  Additionally, if the Company's initial attempts to arrange for a distributor are not successful, then arranging for distribution may become more difficult because the Company's bargaining power may have been diminished, and it may not be able to negotiate favorable terms because its film may be deemed to be undesirable.  Circumstances such as these may force the Company into distribution agreements with smaller distributors who may prove to be unable to effectively execute a successful marketing and distribution campaign.

Because the financing of our motion pictures may be dependent on funds from developing favorable distribution arrangements, if we are unable to arrange for distribution, we may not be able to finance the completion of our motion pictures or adequately promote our motion pictures.

Motion picture revenues are derived from the worldwide licensing of a motion picture to several distinct markets, each having its own distribution network and potential for profit. The selection of the distributor for each of the Company's feature films will depend upon a number of factors. The Company's most basic criterion is whether the distributor has the ability to secure bookings for the exhibition of the film on satisfactory terms. The Company will consider whether, when and in what amount the distributor will make advances to us. The Company will also consider the amount and manner of computing distribution fees and the extent to which the distributor will guarantee certain print, advertising and promotional expenditures.

Cinemills

The Company’s Cinemills division manufactures quality lighting equipment and markets its products worldwide to the motion picture, television and related industries. The Cinemills lighting equipment is used for digital imaging, film, video and still photographs. The dependable and rugged lighting equipment has great portability and is noted for its ease of operation.

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

Equipment Rentals and Sales

The Company purchases entertainment related equipment. The intent is to utilize this equipment for internal productions as well as rent and sell this equipment to other production entities nationally and worldwide. Some of this equipment includes post production editing suites, grip and lighting equipment, power distribution, cables, and generators and expendables.

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

Item 2. Description of Property

As of October 31, 2006, the Company did not and currently does not own any real property. Through approximately March 2004, the Registrant occupied office space on a month to month basis for $500 per month from a company controlled by Carlos D. De Mattos, the Company’s President; between April 2004 and October 2004 the Company did not occupy office space on a regular basis.

The Company’s Cinemills division occupies office and warehouse space under a three year lease for $4,400 per month from a company in which an officer of the Company has a 50% interest. The lease expires October 2007. As of August 1, 2006 the Company relocated its corporate office to 2021 Lincoln Street, Burbank, CA, 91504, which houses its Cinemills division.

As of January 1, 2007, the Company leased 5,000 square feet of additional office and production space in Hollywood, California on a month to month lease at $8,500 per month, the first month and $6,000 per month thereafter.

At October 31, 2006, the Company owned lighting equipment, which is being leased to a company controlled by an officer of the Company. The lighting equipment was purchased in 2002 for $200,000 and leased under an operating lease for a five year term. The lease provides an option for the lessee to purchase the equipment at the end of the lease for its then fair market value.

Item 3. Legal Proceedings

From time to time, we may be a party to legal proceedings incidental to our business. We do not believe that any of these proceedings will have a material adverse effect on our business or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Company’s Common Equity and Related Stockholder Matters

The Registrant is authorized to issue 50,000,000 shares of common stock, $.01 par value, of which 17,632,250 were issued and outstanding at October 31, 2006. On that date, the Company’s common stock was held by approximately 188 beneficial owners.

To our knowledge there has been only minimal trading in the Company’s common stock for the 2004, 2005 and 2006 fiscal years. Our common stock is traded on the Over-the Counter Bulletin Board market under the symbol “GNXE” since January 2005, and “CDMP” since September 2002. The following table sets forth the high and low closing bid quotations for the common stock as reported by Yahoo Finance for the periods indicated. These quotations represent inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	YEAR ENDED		YEAR ENDED		YEAR ENDED		QUARTER ENDED
	10/31/2004		10/31/2005		10/31/2006		01/31/2007

	High	Low	High	Low	High	Low	High	Low
1 st Qtr	1.05	0.20	3.50	0.22	1.63	1.25	1.01	0.61
2 nd Qtr	1.01	0.20	3.00	2.15	1.70	0.75
3 rd Qtr	0.70	0.20	3.00	1.60	1.50	0.60
4 th Qtr	1.01	0.15	2.95	1.05	1.75	0.56

The Company has not declared or paid any cash dividends on the common stock and does not anticipate that any cash dividends will be paid in the foreseeable future.

Recent Sales of Unregistered Securities

In January 2006 the Company sold 75,000 Units to one investor at $2.00 per Unit with gross proceeds of $150,000. Each Unit consists of one share of common stock and a warrant for the purchase of one share at $3.00 per share for five years. The Company has the option to redeem the warrants under certain conditions.

In February 2006 the Company sold 5,000 shares of common stock and warrants for $10,000 to one investor. The warrants are exercisable at $4.00 per share for five years and may be redeemed by the Company under certain conditions.

During the year ended October 31, 2006 the Company also sold 686,000 shares of common stock at $1 per share to ten investors. There were no warrants attached to these shares. The money was raised through a private placement.

During the year, the Company also issued 325,000 shares as compensation for consulting services. The shares had a market value of $331,250 at the time of issuance.

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

Results of operations for the year ended October 31, 2006 as compared to the year ended October 31, 2005 .

Rental income amounted to $51,576 for 2006 and $55,576 for 2005. Related depreciation expense was $28,571 in each of those years.

Other income-related party of $100,000 for the year ended October 31, 2006 resulted from fees earned by the Company for facilitating an investment for a company owned by an officer of the Company.  No fee was earned in 2005.

Production revenue amounted to $4,710,595 for the year ended October 31, 2006 compared to $320,000 for the year ended October 31, 2005. Revenue earned on the domestic theatrical release of the Company’s first motion picture, “One Night with the King” amounted to $4,352,929. The related cost of production was $5,663,472 in 2006, which primarily related to print and advertising expense for the movie of $5,777,474. The Company received a production cost refund from a related party of $390,000 in 2006. There was no related cost of production revenue in 2005.

Revenue from sale of lighting equipment amounted to $846,159 for 2006 and $75,182 for 2005. This was earned by the Company’s new division, Cinemills, which was purchased September 30, 2005. The related cost of sales amounted to $439,367 in 2006 and $38,729 in 2005. Of the sales and related cost of sales in 2006, $141,890 and $84,777, respectively, represent sales to related party.

General and administrative expenses amounted to $5,057,991 for the year ended October 31, 2006, compared to $1,590,322 for the year ended October 31, 2005. The major reasons for the increase were:
Accounting fees of $125,842 for the year ended October 31, 2006, compared to $33,301 for the year ended October 31, 2005
Legal fees of $90,980 for the year October 31, 2006, compared to $60,843 for the year ended October 31, 2005
Other professional services and contract labor of $335,626 for the year ended October 31, 2006, compared to $0 for the year ended October 31, 2005.
Stock option expense amounted to $2,676,758 for the year ended October 31, 2006, compared to $78,905 for the year ended October 31, 2005.

Interest expense-net includes interest income of $7,373 and interest expense of $288,123 for the year ended October 31, 2006, compared to $399 of interest income and $3,556 of interest expense for the year ended October 31, 2005. Interest expense relates mainly to borrowings for the print and advertising for the movie, “One Night with the King.”

State income taxes were $6,611 for the year ended October 31, 2006 and $3,190 for the year ended October 31, 2005.

The Company incurred a net loss of $5,768,433 in fiscal 2006, compared to $1,213,213 for fiscal 2005. The increased loss was principally the result of the increased stock compensation expenses discussed above, and print and advertising expense discussed above.

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

Liquidity and Capital Resources

The Company’s current activities and operating expenses will require raising additional capital. During the year ended October 31, 2005, the Company raised gross proceeds of $2,525,000 from the sale of Units (consisting of common stock and warrants) in a private placement. During the year ended October 31, 2006, the Company raised additional proceeds of $160,000 from the sale of Units (consisting of common stock and warrants) and $686,000 from the sale of common stocks with no warrants attached.

The Company’s primary source of liquidity has been funds earned from its television production projects, funds earned from its Cinemills division and funds raised from private placements. The Company used $7,297,145 cash in operating activities in fiscal 2006 and $970,813 in fiscal 2005.  The Company used $88,223 in fiscal 2006 and $717,898 in fiscal 2005 in investing activities for the purchase of lighting and production equipment. In fiscal 2006 financing activities consisted principally of loan proceeds of $6,000,000 for print and advertising expenditures of the newly released feature film, “One Night with the King,” and sale of common stock in the amount of $846,000. In fiscal 2005 financing activities consisted principally of the sale of common stock totaling $2,418,480.

In order to reduce expenses and conserve cash, effective March 1, 2006, the officers of the Company agreed to an aggregate annual reduction of their compensation of approximately $321,000. This includes officers whose compensation were the subject of formal written agreements.

On August 28, 2006, the Company entered into a Loan and Security Agreement with Windfall Financial, LLC, a Delaware limited liability company (“Windfall”) whereby the Company and its co-borrower, One Night With The King, Inc., a California corporation, received a loan of $6,000,000 (with a commitment for an additional $2.5 million under certain circumstances) to finance the prints and advertising costs and expenses of the film “One Night With The King.” The Company is the principal distributor of the film. The film had its nationwide release on October 13, 2006. Form 8K was filed on August 28, 2006.

As of January 31, 2007, the Company had earned an additional $1,300,000 in theatrical rental revenue, which will continue to draw down the outstanding secured loan. The Film was also released on DVD on January 30, 2007. During the first week of DVD release, 250,000 DVD's were sold.

Market Risk

The Company can give no assurance as to when, if ever, it will have sufficient revenues to cover its operating cash requirements and to fund maturing debt. Further, we can give no assurance that we will be able to continue to obtain funds from the sale equity securities or borrowings, or that the terms of such sales or borrowings will be as favorable as the terms of prior sales and borrowings. Our ability to obtain additional financing in the coming months will depend upon a number of factors, including market conditions, our results of operations, our success in the DVD release of the Film and investors’ perception of our business and prospects. Sales of equity securities, or sales of convertible debt securities, could materially dilute our existing shareholders.

Critical Accounting Policies and Use of Estimates

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

In the first quarter of fiscal 2006, the Company adopted the fair value recognition provisions of SFAS 123R utilizing the modified-prospective transition method, as prescribed by SFAS 123R. Under that transition method, compensation cost recognized during the year ended October 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of November 1, 2005, based on the grant date fair value estimated in accordance with SFAS 123, adjusted for an estimated future forfeiture rate, and (b) compensation cost for all share-based payments granted subsequent to November 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified-prospective-transition method, results for the prior periods have not been restated. Stock options were granted March 01, 2006. (See Note 6)

The Company follows the guidance of SOP-00-2, which became effective for fiscal years beginning after December 15, 2000, to account for its film distribution and its television production and distribution revenue and costs. Under the guidance of SOP-00-2, paragraph 07, an entity should recognize revenue from a sale or licensing arrangement of a film when all of the following conditions are met.
a. Persuasive evidence of a sale or licensing arrangement with a customer exists.
b. The film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery.
c. The license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale.
d. The arrangement fee is fixed or determinable.
e. Collection of the arrangement fee is reasonably assured.
If an entity does not meet any one of the preceding conditions, the entity should defer recognizing revenue until all of the conditions are met. If a licensing arrangement covering a single film provides that an entity will receive a flat fee, then the amount of that fee is considered fixed and determinable. In such instances, the entity should recognize the entire amount of the license fee as revenue when it has met all of the other conditions of paragraph .07. The company recognized film distribution revenue in 2006.

Recent Accounting Pronouncements

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. The Company adopted the fair value recognition provisions of SFAS 123R in the first quarter of fiscal 2006.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. Management adopted FIN 47 the beginning of fiscal year 2006. The adoption did not have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations or cash flows.

In March 2006 the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statements No. 140”.  Companies are required to apply SFAS No. 156 as of the first annual reporting period that begins after September 15, 2006.  The Company does not believe adoption of SFAS No. 156 will have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for us as of January 28, 2008. We are currently assessing the impact, if any, of SFAS 157 on our financial position, results of operation, or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the de-recognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for reporting periods beginning after December 15, 2006. The Company is currently assessing the impact of the adoption of FIN 48 and its impact on our financial position, results of operations, or cash flows.

In September 2006, the SEC released Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the “roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated.  In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 is effective for the us as of January 1, 2007. The adoption of SAB 108 is not expected to have a material impact on our financial position, results of operations, or cash flows.

In September 2006, the FAS issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. The Company does not believe that the pronouncement will have a material affect on its financial statements as it does not participate in defined benefit pension plans.

In July 2006, the Emerging Issues Task Force Reached Consensus on Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation),” that provides guidance on how sales tax collected from customers should be presented in the income statement. The Company will adopt this statement immediately, and will disclose the caption in which sales tax is recorded in accordance with the consensus reached in this issue when sales tax has been collected.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Item 7 - FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Gener8Xion Entertainment, Inc.

We have audited the accompanying consolidated balance sheet of Gener8Xion Entertainment, Inc. (the “Company,” formerly CDMI Productions, Inc.) as of October 31, 2006, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended October 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards as established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gener8Xion Entertainment, Inc. as of October 31, 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended October 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Stonefield Josephson, Inc.

Los Angeles, California
February 9, 2007

Gener8Xion Entertainment, Inc. Consolidated Balance Sheet As of October 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$157,760
Cash-restricted	616,396
Receivables (includes $107,129 due from related party)	4,551,598
Inventory (includes $60,000 related party purchase)	962,289
Prepaid expenses and other current assets	14,200
Total current assets	6,302,243

Equipment:
Rental equipment	200,000
Production equipment	271,125
Lighting equipment	59,526
Other equipment	53,536
584,187
Accumulated depreciation	(257,938)
Equipment, net	326,249

Goodwill	439,254
Total assets	$7,067,746
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$704,099
Accrued liabilities	398,754
Loan payable - prints and advertising	6,000,000
Line of credit	9,469
Deferred income-related party	8,596
Deferred income-other	243,750
Total current liabilities	7,364,668
Total liabilities	7,364,668

Commitments and contingencies (Note 1)	-

Stockholders' deficit:
Preferred stock, $0.01 par value-5,000,000 shares authorized, none issued nor outstanding
Common stock, $0.01 par value-50,000,000 shares authorized, 17,632,250 issued and outstanding	176,323
Additional paid-in capital	7,013,363
Accumulated deficit	(7,486,608)
Total stockholders' deficit	(296,922)
Total liabilities and stockholders' deficit	$7,067,746

The accompanying notes form an integral part of these consolidated financial statements.

	Gener8Xion Entertainment, Inc. Consolidated Statements of Operations

	Year ended October 31,
	2006	2005

Revenues
Rental income - related party	$51,576	$55,576
Other income - related party	100,000	-
Production revenues	4,710,595	320,000
Sales - lighting products (includes $141,890 of sales to related party)	846,159	75,182
Total revenues	5,708,330	450,758
Cost of revenues
Cost of lighting products (includes $84,777 of costs related to sales to related party)	439,367	38,729
Cost of production, net of expense reimbursement from related party of $390,000	5,663,472	-
Depreciation on rental equipment	28,572	28,572
Total cost of revenues	6,131,411	67,301
Gross profit (loss)	(423,081)	383,457
General and administrative expenses	5,057,991	1,590,322
Loss from operations before interest expense and income tax expense	(5,481,072)	(1,206,865)
Interest expense, net of interest income	(280,750)	(3,158)
Loss before income tax expense	(5,761,822)	(1,210,023)
Income tax expense	6,611	3,190
Net loss	$(5,768,433)	$(1,213,213)

Net loss per common share - basic
and diluted	$(0.34)	$(0.08)

Weighted average common shares
outstanding - basic and diluted	16,896,936	14,928,783

The accompanying notes form an integral part of these consolidated financial statements.

Gener8Xion Entertainment, Inc.
Consolidated Statements of Stockholder's Deficit

	Common stock - $0.01 par
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at October 31, 2004	6,358,750	$63,588	$407,905	$(504,962)	$(33,469)

Common stock issued in asset purchase agreement to Matt and Laurie Crouch November 18, 2004	2,640,000	26,400	(26,400)		-
Common stock issued to Officer in employment agreement November 18, 2004	6,160,000	61,600	123,200		184,800
Common stock issued to consultant for services	20,000	200	1,800		2,000
Sale of common stock August, 2005, net of $114,145 offering cost	762,500	7,625	1,410,855		1,418,480
Common stock issued to owners of Merd Holdings in asset purchase agreement September 30, 2005	100,000	1,000	179,000		180,000
Sale of common stock October, 2005	500,000	5,000	995,000		1,000,000
Stock based compensation expense			78,905		78,905
Net loss for the year ended October 31, 2005				(1,213,213)	(1,213,213)

Balance at October 31, 2005	16,541,250	$165,413	$3,170,265	$(1,718,175)	$1,617,503

Sale of common stock January, 2006	75,000	750	149,250		150,000
Sale of common stock February, 2006	5,000	50	9,950		10,000
Common stock issued to consultant for services in March 2006	200,000	2,000	218,000		220,000
Sale of common stock May, 2006	10,000	100	9,900		10,000
Common stock issued to consultant for services in May 2006	50,000	500	62,000		62,500
Sale of common stock June, 2006	110,000	1,100	108,900		110,000
Sale of common stock July, 2006	10,000	100	9,900		10,000
Sale of common stock August, 2006	275,000	2,750	272,250		275,000
Common stock issued to consultant for services in August 2006	75,000	750	48,000		48,750
Sale of common stock September, 2006	100,000	1,000	99,000		100,000
Sale of common stock October, 2006	181,000	1,810	179,190		181,000
Stock based compensation expense			2,676,758		2,676,758

Net loss for the year ended October 31, 2006				(5,768,433)	(5,768,433)

Balance at October 31, 2006	17,632,250	$176,323	$7,013,363	$(7,486,608)	$(296,922)

The accompanying notes form an integral part of these consolidated financial statements.

Gener8Xion Entertainment, Inc.
Consolidated Statements of Cash Flows

	Year ended October 31,
	2006	2005

Cash flows from Operating Activities:
Net loss	$(5,768,433)	$(1,213,213)
Adjustments to reconcile net loss
to net cash provided by (used for) operations:
Depreciation	111,000	64,023
Stock based compensation expense	2,676,758	78,905
Stock issued for services	331,250	2,000
Stock issued for employment agreement	-	184,800
Changes in operating assets and liabilities
Cash - restricted	(616,396)	-
Receivables	(4,452,078)	(25,781)
Inventory	(716,073)	(13,628)
Prepaid expenses and other current assets	(7,925)	(11,422)
Accounts payable	579,009	-
Accrued liabilities	317,695	(36,497)
Deferred income-other	243,750	-
Deferred income-related party	4,298	-
Net cash used for operating activities	(7,297,145)	(970,813)

Cash flows from Investing Activities:
Purchase of Cinemills	-	(442,590)
Purchase of equipment	(88,223)	(275,308)
Net cash used for investing activities	(88,223)	(717,898)
Cash flows from Financing Activities:
Advances from affiliates	(2,000)	-
Net proceeds from repayment on borrowing from related parties	-	(43,314)
Loan payable-prints and advertising	6,000,000	-
Proceeds from line of credit	9,468	-
Proceeds from sale of common stock	846,000	2,418,480
Net cash provided by financing activities	6,853,468	2,375,166
Net decrease in cash	(531,900)	686,455
Cash at beginning of year	689,660	3,205
Cash at end of year	$157,760	$689,660

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$280,750	$3,158
Taxes	$6,611	$3,190

Supplemental Disclosure of Non-Cash Financing Activities
Stock Issued for consulting services	$268,750	$2,000
Stock issued for Cinemills purchase	$-	$180,000
Stock issued for employment agreement	$-	$184,800

The accompanying notes form an integral part of these consolidated financial statements.

Gener8Xion Entertainment, Inc.

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

Gener8Xion Entertainment, Inc, which changed its name from CDMI Productions, Inc. (formerly Gamogen, Inc. - “Company”) was incorporated on March 17, 1986 in New York and reincorporated in Delaware in January 2005. On September 13, 2002 the Company consummated an Agreement and Plan of Merger (“Agreement”) and the following transactions took place:

1.
The Company sold 950,000 shares of common stock to its principal shareholder and 1,500,000 shares to the parent company of CDMI Productions, Inc. (a Delaware company) (“CDMI Delaware”) at closing of the merger, in each case for $0.10 per share.

2.
The Company received $55,000 in December 2001 as a partial payment of a note receivable from its principal shareholder. At closing, the balance of the note was forgiven for investment banking and similar services provided by the principal shareholder. The note bore interest at 6½% a year and was due in November 2002.

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

On November 18, 2004, the Company entered into (1) an Asset Purchase Agreement whereby it issued 2,640,000 shares of common stock to Matthew and Laurie Crouch and (2) an Employment Agreement with Matthew Crouch whereby it issued 6,160,000 shares of common stock to Matthew Crouch. As a result Matthew and Laurie Crouch owned approximately 58% of the Company’s issued and outstanding shares and Matthew Crouch was appointed Chief Executive Officer and Chairman of the Board of the Company. Pursuant to the Asset Purchase Agreement the Company acquired all of the worldwide distribution rights owned by Matthew and Laurie Crouch to the feature film “One Night with the King” and to a proposed animated film project, Prodigal Son.” The term of the Employment Agreement is seven years and provides for a minimum annual salary of $350,000.

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

Revenue Recognition

Revenue from lighting equipment sales is recognized in the period the equipment is shipped and the other criteria of SEC Staff Accounting Bulletin 104 are met.
- Persuasive evidence of an arrangement exists
- Delivery has occurred
- The price is fixed and determinable, and
- Collectibility is reasonably assured

With respect to film revenues, the Company follows the guidance of SOP-00-2 to account for its film distribution and its television production and distribution revenue and costs. Under the guidance of SOP-00-2, paragraph 07, an entity should recognize revenue from a sale or licensing arrangement of a film when all of the following conditions are met:
- Persuasive evidence of a sale or licensing arrangement with a customer exists.
- The film is complete and, in accordance with the terms of the arrangement, has been delivered    or is available for immediate and unconditional delivery.
- The license period of the arrangement has begun and the customer can begin its exploitation,  exhibition, or sale.
- The arrangement fee is fixed or determinable.
- Collection of the arrangement fee is reasonably assured.

If the Company does not meet any one of the preceding conditions, the Company should defer recognizing revenue until all of the conditions are met. If a licensing arrangement covering a single film provides that an entity will receive a flat fee, then the amount of that fee is considered fixed and determinable. In such instances, the entity should recognize the entire amount of the license fee as revenue when it has met all of the other conditions of paragraph .07. The Company recognized film distribution revenue in 2006.

In the normal course of business, the Company acts as or uses an intermediary or agent in executing transactions with third parties. Pursuant to EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” such transactions are recorded on a gross or net basis depending on whether the Company is acting as the principal in a transaction or acting as an agent in the transaction. The Company serves as the principal in transactions in which it has substantial risks and rewards of ownership and, accordingly, records revenue on a gross basis. For those transactions in which the Company does not have substantial risks and rewards of ownership, the Company is considered an agent in the transaction and, accordingly, records revenue on a net basis. To the extent that revenues are recorded on a gross basis, any commissions or other payments to third parties are recorded as expenses so that the net amount (gross revenues less expenses) is reflected in Operating Income. Accordingly, the impact on Operating Income is the same whether the Company records revenue on a gross or net basis.

With respect to the film, “One Night with the King,” revenues and costs were presented on a gross basis, as the Company assumed all risks and rewards of the film distribution.

Cash

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

Accounts Receivable

Accounts receivable represent mainly $4,352,929 of theatrical rentals due on the release of the feature film, "One Night with the King," and $107,129 of receivable due from related party. The allowance for doubtful accounts is the Company’s best estimate of accounts receivable collectibility and requires management’s judgment. The company had no reserve at October 31, 2006. It is at least reasonably possible that the Company's estimate of the allowance for doubtful accounts will change in the near-term.

Inventory

Inventory principally consists of television and film productions not yet completed, and lighting parts and finished lighting equipment. The cost of lighting parts and finished lighting equipment is stated at the lower of cost (first-in, first-out) or market. Television and film inventory amounted to $372,491 at October 31, 2006. Lighting parts and finished lighting equipment amounted to $589,798 at October 31, 2006.

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

Depreciation expense amounted to $82,429 for the year ended October 31, 2006, compared to $35,451 for year ended October 31, 2005.
Depreciation expense on rental equipment to $28,572 for the year ended October 31, 2006, compared to $28,572 for year ended October 31, 2005.

Goodwill

Goodwill represents the excess of the cost of the acquired company (“Cinemills”) over the amount assigned to the assets acquired and liabilities assumed in the asset purchase agreement on September 30, 2005. The net book value of the assets purchased at September 30, 2005 was $186,684; the purchase price was $625,938; goodwill recognized was $439,254. The Company’s purchase price allocation has been finalized as of October 31, 2006.

Total current assets	$304,554
Fixed assets	12,813
Current Liabilities	(130,683)
Net worth	$186,684

Purchase price
Cash	$438,498
Cash paid for legal and accounting	7,440
Common stock ($1.80 per share)	180,000
Total purchases price	$625,938

Goodwill	$439,254

Accounts Payable

Accounts payable included one major vendor that made up more than 10% of the outstanding balance of $704,099 at October 31, 2006. The major vendor, FilmGear, had an outstanding balance of $165,558 or 24% of the total accounts payable balance at October 31, 2006.

Debt

On August 28, 2006, the Company entered into a Loan and Security Agreement with Windfall Financial, LLC, a Delaware limited liability company (“Windfall”) whereby the Company and its co-borrower, One Night With The King, Inc., a California corporation, received a loan of $6,000,000 (with a commitment for an additional $2.5 million under certain circumstances) to finance the prints and advertising costs and expenses of the film “One Night with the King.” The Company is the principal distributor of the film. The film had its nationwide release on October 13, 2006. The terms of the loan agreement includes: a restricted collection account held by the Company for gross receipts of the Film in all media; the loan is to be repaid from collection account as monies are received; the loan is to be repaid at 120% of the total principal amount within nine months of receipt loan funds, and any balance or principal and interest remaining after nine months is subject to addition interest rate of prime plus 3%, with an additional 1% is added to the prime rate on any outstanding balance each year thereafter. The loan agreement expires October 13, 2011.

Commitments and Contingencies

In connection with a distributorship agreement with a major supplier of lighting and related products, the Company has entered into a purchase agreement committing to purchase $2,000,000 of products per year, in exchange for exclusivity in the North American territory.  Due to a number of factors, this purchase commitment has not been fulfilled, and both parties are attempting to renegotiate the agreement.  Management does not believe that any material liability will result from its failure to meet this purchase commitment, and that there will be no adverse financial impact to the company.

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

Common stock equivalents, consisting of stock options for the purchase of 3,782,000 shares of common stock (3,210,000 issued year ended October 31, 2006 and 572,000 issued year ended October 31, 2005), have been excluded from the diluted weighted average shares for the years ended October 31, 2006 and 2005 because their inclusion would be anti-dilutive.

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

In the first quarter of fiscal 2006, the Company adopted the fair value recognition provisions of SFAS 123R utilizing the modified-prospective transition method, as prescribed by SFAS 123R. Under that transition method, compensation cost recognized during the year ended October 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of November 1, 2005, based on the grant date fair value estimated in accordance with SFAS 123, adjusted for an estimated future forfeiture rate, and (b) compensation cost for all share-based payments granted subsequent to November 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified-prospective-transition method, results for the prior periods have not been restated. Stock options were granted March 01, 2006. (See Note 6)

For the year ended October 31, 2006, the Company recognized stock compensation cost of $2,676,758, as a result of the adoption of SFAS 123R. The effect of the change in applying SFAS 123R resulted in increasing operating loss, loss before taxes, net loss and basic and diluted earnings per share.

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

At October 31, 2006, the Company has outstanding options for the purchase of 472,000 shares of common stock at $1.25 per share and 3,310,000 shares of common stock at $2.00 per share. These options were all issued in 2005. The fair value of these non employee options and options issued for services rendered was charged to general and administrative expenses over the vesting period of the options. No compensation expense related to options granted to directors and employees was recognized because the exercise price of our employee stock options equaled the market price of the underlying stock on the grant date. The pro forma impact of accounting for these awards will continue to be disclosed until the last of the awards are vested in 2010.

Pro Forma Earnings
Year ended October 31, 2005

Net loss - as reported	$(1,213,213)
Stock-based employee compensation expense
included in reported net earnings
Stock-based employee compensation expense
determined under fair value based method,
net of tax	(72,183)
Net loss - pro forma	$(1,285,396)

Loss per share:
Basic - as reported	(0.08)
Basic - pro forma	(0.09)
Shares used in computing net loss per share - basic and diluted	14,928,783

The following summarizes the activity of the Company’s stock options for the years ended October 31, 2006 and 2005:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at October 31, 2004	-	-
Granted	572,000	0.61
Exercised	-	-
Canceled or expired	-	-
Outstanding at October 31, 2005	572,000	0.61
Granted	3,210,000	0.80
Exercised	-	-
Canceled or expired	-	-
Outstanding at October 31, 2006	3,782,000	$0.80		0
Exercisable at October 31, 2006	3,561,167	$0.80	$0.61	0

As of October 31, 2006, there was $81,005 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of one year. The total compensation expense recognized for the fair value of shares vested during the year ended October 31, 2006 as a result of the adoption of SFAS 123R was $2,637,531. Total compensation expense for the year ended October 31, 2006 was $2,676,758.

The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Year Ended October 31,
	2006	2005

Weighted average fair value at date of grant for options granted during the period	$0.80	$0.61

Risk-free interest rates	4.45%	2.04%
Expected stock price volatility	95.05	54.71
Expected dividend yield	0.0%	0.0%

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactment of changes in the tax law or rates. The Company’s available deferred tax asset of approximately $1,755,000 arising primarily from the accumulated operating loss carry forwards, has not been reflected in the financial statements because a deferred tax valuation allowance has been recorded for the entire amount. The Company’s federal net operating losses of approximately $4,387,499 begin expiring in 2021.

The Company experienced an ownership change as defined by Internal Revenue Code section 382 on November 18, 2004 (see footnote 1). The annual limitation on pre-ownership change net operating losses, imposed by section 382, will impact the Company's ability to utilize the net operating losses.

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

Advertising

The company had minimal advertising costs of $10,327 in fiscal 2006 and $5,425 in fiscal 2005. Advertising costs are expensed as incurred.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has continuing losses and negative cash flows from operations.  These matters raise doubt about the Company’s ability to continue as a going concern.

New financing will be required to fund working capital and operations should the Company be unable to generate positive cash flow from operations in the near future.  The Company is exploring the possible sale of equity securities and/or debt financing, and believes that additional financing will be available under terms and conditions that are acceptable to the Company.  The Company is also anticipating revenue from its theatrical and DVD release of its motion picture, “One Night with the King”. However, there can be no assurance that additional financing will be available.  In the event financing is not available in the time frame required, the Company will be forced to reduce its rate of growth, if any, reduce operating expenses, curtail sales and marketing activities and reschedule research and development projects.  In addition, the Company might be required to sell certain of its assets or license its technologies to others.  These actions, while necessary for the continuance of operations during a time of cash constraints and a shortage of working capital, could adversely affect the Company’s business.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company’s ability to continue to raise capital and generate positive cash flows from operations.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

Recently Issued Accounting Pronouncements

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. The Company adopted the fair value recognition provisions of SFAS 123R in the first quarter of fiscal 2006.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company adopted FIN 47 in the first quarter of fiscal year 2006 and noted that the adoption did not have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations or cash flows.

In the first quarter of fiscal 2006, the Company adopted the fair value recognition provisions of SFAS 123R utilizing the modified-prospective transition method, as prescribed by SFAS 123R. Under that transition method, compensation cost recognized during the nine months ended July 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of November 1, 2005, based on the grant date fair value estimated in accordance with SFAS 123, adjusted for an estimated future forfeiture rate, and (b) compensation cost for all share-based payments granted subsequent to November 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified-prospective-transition method, results for the prior periods have not been restated. Stock options were granted March 1, 2006. (See Note 6)

In March 2006 the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statements No. 140.”  Companies are required to apply SFAS No. 156 as of the first annual reporting period that begins after September 15, 2006.  The Company does not believe adoption of SFAS No. 156 will have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for us as of January 28, 2008. The company is currently assessing the impact, if any, of SFAS 157 on its consolidated financial position, results of operation, or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the de-recognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for reporting periods beginning after December 15, 2006. The Company is currently assessing the impact of the adoption of FIN 48 and its impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the SEC released Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the “roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated.  In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 is effective for the us as of January 1, 2007. The adoption of SAB 108 is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FAS issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. The Company does not believe that the pronouncement will have a material affect on its financial statements as it does not participate in defined benefit pension plans.

In July 2006, the Emerging Issues Task Force Reached Consensus on Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation),” that provides guidance on how sales tax collected from customers should be presented in the income statement. The Company will adopt this statement immediately, and will disclose the caption in which sales tax is recorded in accordance with the consensus reached in this issue when sales tax has been collected.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. Acquisition

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

Goodwill recorded represented the excess of the cost of the acquired company (“Cinemills”) over the amount assigned to the assets acquired and liabilities assumed in the asset purchase agreement on September 30, 2005. Effective January 1, 2002 with the adoption of SFAS No. 142, “Goodwill and Other intangible Assets,” goodwill is not amortized. The net book value of the assets purchased at September 30, 2005 was $186,684; the purchase price was $625,938; goodwill recognized was $439,254. The Company’s purchase price allocation has been finalized in accordance with SFAS No. 142. The annual impairment test was performed per SFAS 142 and it was determined that there was no impairment as of October 31, 2006.

4. Related Party Transactions

The Company rented premises from a company controlled by its principal shareholder/Chairman/CEO for $12,000 per month under a six month lease which expired in April 2005 and continued thereafter on a month to month basis until April 30, 2006. As of May 1, 2006, the Company relocated to smaller offices and signed a new month to month lease with its principal shareholder for $1,000 per month. On August 1, 2006, the company moved its corporate offices to its Cinemills’ location in Burbank, California.

In September 2005, the Company’s Cinemills division occupied office and warehouse space under a three year lease for $4,400 per month from a company in which the President of the Company has a 50% interest. The lease expires October 2007.

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

In quarter ended April 30, 2006, the Company accrued a receivable of $390,000 for reimbursable production expenses from a company controlled by its principal shareholder/Chairman/CEO. These costs include but are not limited to: executive and staff compensation, related payroll taxes and employee fringe benefits, facility rentals, parking, workers’ compensation, property and comprehensive liability insurance, business travel and entertainment, business legal and professional services, and directly allocable administrative overhead. The total amount was received as of October 31, 2006.

In quarter ended April 30, 2006, the Company received $100,000 in fee income for facilitating the financing for a company controlled by its principal shareholder/Chairman/CEO. This fee was part of an agreement to provide financing for the film "One Night with the King," in which the Company gave up 1% of its future revenues in exchange for the financing. The fee was recorded as deferred income until the release of the film per SOP 00-2. The movie was released in October 2006 and income was recorded at that time.

In May 2006 a short term loan of $100,000 was made to the Company by a related party for working capital purposes. The stated interest rate on the note was 7.750% per annum. The loan was repaid with interest in August 2006.

In October 2006 the Company was assigned the rights, and interest in three previously released film projects by a company controlled by its principal shareholder/Chairman/CEO. The Company paid $60,000, which was the value assigned to this transaction, as payment in full, and recorded the purchase as inventory for future use.

As of October 31, 2006, DR&A, a related party, represented $107,129 of the Company’s accounts receivable balance of $4,551,598. Total sales to DR&A represented $141,890 or 17% of total lighting product sales of $846,159. Related cost of sales represented $84,777 or 17% of total cost of sales of $439,367.

5. Accrued liabilities

Accrued liabilities at October 31, 2006 consists the following

Accrued compensation to officers and directors	$17,567
Other accrued compensation	9,884
Accrued interest on print and advertising loan	285,714
Other accruals	85,589
Total	$398,754

6. Stockholders’ equity (deficit)

The Company sold 75,000 shares of common stock at $2 per share on January 6, 2006 for $150,000. Each share was sold with a warrant attached with an exercise price of $3.00 per share. The warrants are exercisable for a period of five years but may be redeemed by the Registrant under certain conditions. The money was raised through a private placement. There were no offering costs connected with this offering.

In the quarter ended April 30, 2006 the Company sold 5,000 shares of common stock at $2 per share for $10,000 with attached warrants, which are exercisable at $4.00 per share for five years and may be redeemed by the Company under certain conditions.

In the quarter ended July 31, 2006, the Company sold 130,000 shares of common stock at $1 per share for $130,000 in a private placement to four sophisticated/accredited investors. There were no warrants attached to these shares.

In the quarter ended October 31, 2006, the Company sold 556,000 shares of common stock at $1 per share for $556,000 in a private placement to six sophisticated/accredited investors. There were no warrants attached to these shares.

During fiscal 2006 the Company issued 325,000 shares of common stock with a fair market value of $331,250 for consulting services.

Holders of the Company’s Class A common stock, the Company’s only class of common stock, are entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of common stock have no preemptive rights and have no rights to convert their common stock into any other securities. The outstanding common stock is duly authorized and validly issued, fully-paid, and non-assessable.

In March 2006, the Company's Board of Directors adopted an equity incentive plan, which was approved by the stockholders at the stockholders meeting held May 5, 2006. The plan expires in ten years and provides for the granting of a maximum of 5,000,000 shares. Options granted under the plan are at prices not less than market price at date of grants and are exercisable for five years. Further, in March 2006, options were granted under the plan for the purchase of an aggregate of 3,210,000 shares of the Company's common stock at $2.00 per share, which was in excess of market price on that date. As the stock was fully vested at the date of issuance, the total measurement fair value of options in the amount of $2,575,893 was expensed during the quarter ended April 30, 2006. The Board of Directors will determine the vesting rights of remaining options to be granted.

7. Inventory

Inventory principally consists of television and film productions not yet completed, lighting parts, and finished lighting equipments for sale. Film costs represent $197,148 or 20% of total inventory at October 31, 2006, television production costs represent $175,343 or 18% of total inventory and lighting equipment costs represent $589,798 or 62% of total inventory. Included in the film inventory is $60,000 of film inventory purchased from a related party. The cost of lighting parts and finished lighting equipment is determined principally at the lower of cost (first-in, first-out) or market.

8. Deferred Liability

Deferred liability consists of $243,750 on unearned income on television projects not yet completed, and $8,596 of unearned rental income from related party.

9. Income Tax

The Company’s available deferred tax asset of approximately $1,755,000 arising primarily from the accumulated operating loss carry forwards, has not been reflected in the financial statements because a deferred tax valuation allowance has been recorded for the entire amount. The Company’s federal net operating losses of $4,387,499 begin expiring in 2021.

Carryforward operating loss 10/31/05	$1,623,685
Operating loss for the year ended 10/31/06	5,761,822
Additional Depreciation for tax	10,000
Stock Issued to consultants - nonqualify	(331,250)
Stock Option Expense - nonqualify	(2,676,758)
Total Operating Loss	4,387,499

Tax rate	40%

Deferred tax asset	1,755,000

Valuation Allowance 100%	(1,755,000)

Deferred tax asset, net	$-

10. Subsequent Events

In March 2006 the Company entered into an agreement with Twentieth Century Fox Home Entertainment, LLC for the North American distribution by Fox of the DVD to the Company's feature film "One Night with the King." The DVD was released through the Target department store chain on January 23, 2007, and was released in all other retail outlets throughout North America on January 30, 2007. The DVD will be featured in Wal-Mart stores in a joint advertising program for Fox's release of the "definitive" edition of "The Passion of the Christ." The Company will receive all revenue after the deduction of Fox's distribution fee and sales and marketing costs.

In November 2006, the Company signed an exclusive sales agreement with Burbank based, LEDZ, Inc. The agreement will add the patent pending technology, "LED Mini Par" daylight and tungsten lighting system to the current product line of high quality lighting equipment offered through the Company's lighting division, Cinemills. LED's are durable, energy efficient, cool to the touch and last more than 100 times longer than conventional incandescent lights. The solid-state semiconductors are typically used in automobile dashboards and electronic devices, such as mobile phones. LEDZ, Inc. has developed proprietary LED lighting products with Motion Picture, Broadcast and Sanctuary applications that are innovative, affordable and user friendly.

The Company sold 104,000 shares of common stock at $1 per share for total proceeds of $104,000 in November 2006. There were no warrants attached to these shares. The money was raised through a private placement to a sophisticated/accredited investor.

In November, 2006, the Company entered into an International Sales Agency Agreement with Media 8 Entertainment, Inc. regarding the exclusive international sale of its epic feature film "One Night with the King" (the "Film"). Previously, the Company announced the closing of a major home video entertainment deal for the film throughout North America with Twentieth Century Fox Home Entertainment, LLC. Under the terms of the agreement, Media 8 will handle international distribution and licensing for the Company's biblical saga "One Night With the King," directed by Michael O. Sajbel and featuring screen legends Peter O'Toole and Omar Sharif, which is based on the best-selling novel "Hadassah: One Night With the King" by Tommy Tenney and Mark Andrew Olsen, this dramatic big-screen adaptation chronicles a young woman's rise from peasant to princess. Media 8 subsequently introduced the Film to international buyers at the American Film Market.

As of January 1, 2007, the Company leased 5,000 square feet of additional office and production space in Hollywood, California on a month to month lease at $8,500 for the first month and $6,000 per month thereafter.

As of January 30, 2007, the Company had earned an additional $1,300,000 in theatrical rental revenue, which will continue to draw down the outstanding secured loan. The Film was also released on DVD on January 31, 2007. During the first week of DVD release, 250,000 DVD's were sold.

The Company sold 100,000 shares of common stock at $1 per share in February 2007. There were no warrants attached to these shares. The money was raised through a private placement to a sophisticated/accredited investor.

Item 8. Changes in and Disagreements with Accountants on Auditing and Financial Disclosures

There have been no disagreements with the Accountants on audit and financial disclosures..

Item 8A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, and Principal Financial and Accounting Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this annual report on Form 10-KSB (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were ineffective due to a significant amount of adjustments arising from the audit process. It was, therefore, recommended that material information relating to us would be made known to them by others within the Company, particularly during the period in which this annual report on Form 10-KSB was being prepared, and that additional staff be hired to facilitate accounting needs.

(b)	Changes in Internal Controls.

Based on the deficiencies noted in the evaluation above, corrective actions have been taken to hire additional staff to facilitate accounting needs, and to receive important information on a timely basis from others in the company.

Part III

Item 9. Directors, Executive Officers, Promoters And Control Persons: Compliance With Section  16(A) Of The Exchange Act

The current directors and officers of Gener8Xion Entertainment, Inc. are:

NAME	AGE	POSITION

Matthew Crouch	45	Chairman of the Board and Chief Executive Officer
Carlos D. De Mattos	54	President and Director
Marilyn Beaubien	53	Chief Financial Officer
John Dempsey	35	Director
Tom Newman	51	Director *
Ric Wake	40	Director
William B. Barnett	65	Director
Richard J. Cook	35	Executive Vice President
Marcos M. De Mattos	30	Vice President

Matthew Crouch (age 45). Mr. Crouch became Chairman of the Board and Chief Executive Officer on November 18, 2004. Mr. Crouch has been the President of Gener8Xion Television, Inc., an independent film production company since 1993. Prior to 1993 Mr. Crouch served as Vice President of Trinity Broadcasting Network, (an owner of TV stations throughout the world), where for 15 years he oversaw all aspects of production for both the film and television divisions.

Carlos D. De Mattos (age 54). Carlos D. De Mattos became President and a Director in January 2005. For the past five years he has been and he remains as the Chairman of CDM Interactive Inc. (CDMI Ventures). Prior to founding CDMI Ventures, Mr. De Mattos was the Founder and Principal of Hollywood Rental Production Services and Olesen which are the nation's largest independent suppliers of complete "one-stop" services to the entertainment industry. Mr. De Mattos is a co-recipient of two Technical Achievement Awards from the Academy of Motion Picture Arts and Sciences in March 1983 and March 1985. He is also a co-recipient of a Technical Achievement Award from the Academy of Television Arts and Sciences in September 1989. He is a member of the Academy of Motion Picture Arts and Sciences and the American Society of Cinematographers.

Marilyn Beaubien (age 53). Marilyn Beaubien became Chief Financial Officer of the Company in December 2004 after working as Production Controller for the movie "One Night With The King". Between June 2002 and July 2004 Ms. Beaubien was President of Grace and Mercy Entertainment a sole proprietorship that prepared financial packages for various entertainment clients. From June 1998 until June 2002, she was Line Producer for Big Ticket Productions, Inc. Prior to that, she has been an associate producer and production controller for many television and film productions. Ms. Beaubien started her career as an audit senior with Price Waterhouse & Company. She is currently a member of the Producers Guild of America, Inc. and The Academy of Television Arts and Sciences.

John R. Dempsey (age 35). Mr. Dempsey, Jr. became a director and temporary Chief Executive and Chief Financial officer effective October 18, 2004.  On November 18, 2004 Mr. Dempsey resigned as Chief Executive Officer. Mr. Dempsey is a senior consultant for Arthur Consulting Group where he performs mergers and acquisition valuation and certain tax related valuation projects. Mr. Dempsey has an undergraduate degree in finance from Villanova University and an MBA from Pepperdine University and he is a Chartered Financial Analyst (CFA) charter holder with multiple designations in Risk Management.

Tom Newman (age 51), Mr. Newman became a director in January 2005. Mr. Newman is the president of Impact Productions, Inc., which he founded in 1982. For the past 22 years he has produced numerous works for film, television and stage. During the past three years he has received numerous awards for his corporate, video and nationally broadcasted television commercials. Mr. Newman resigned from the Board of Directors October 2006.

Ric Wake (age 40) Mr. Wake became a Director of Gener8Xion Entertainment in January, 2005. From 1999 to 2003 he served as Sony Music Entertainment's Staff Producer and Senior Vice President of A&R. He presides over The W&R Group, a production company, and Notation Music, a publishing division which oversees the work of 30 songwriters and whose success includes covers by Jennifer Lopez, Marc Anthony, and Celine Dion. A producer since the late 80’s, Ric is a two-time Grammy winner for production work on Celine Dion's multi-platinum Album of the Year, "Falling Into You", and for "Best Compilation Soundtrack Album" for producing the soundtrack to the Academy Award winning Miramax film "Chicago: The Musical".

William B. Barnett (65) Mr. Barnett became a Director of Gener8Xion Entertainment in December, 2006. He is the principal in the firm of the Law Offices of William B. Barnett, where, for the past 30 years, he has represented public and private companies in the areas of corporate and securities law, mergers and acquisitions, corporate finance, and venture capital transactions. His securities expertise includes public offerings, private placements, and '34 Act compliance. He has extensive experience with a considerable array of entity choices, including joint ventures, limited partnerships, limited liability companies, and corporations, from formation through operations and dissolution.

 Richard J. Cook (age 35). Richard J. Cook became Executive Vice President on January 1st 2005.  Mr. Cook has worked with and managed top entertaining industry professionals for over 12 years. He has over 5,000 visual effects for Television and Film in his repertoire (including being on the Academy Award winning team for "Best Visual Effects" for the feature film Independence Day).  Throughout his visual effects career, Mr. Cook has worked with over 50 different studios and production companies including Universal, Paramount, Warner Brothers, Disney and 20th Century Fox and on over 25 feature films and 30 television shows and commercials. For the last 5 years, Mr. Cook has been head of operations of an independent film and television production company in Hollywood.

Marcos M. De Mattos (age 30). Mr. De Mattos became Vice President of the Company on September 13, 2002. Mr. De Mattos has held positions in both venture capital firms as well as technology start-ups. Mr. De Mattos is the son of Carlos D. De Mattos (whose controlled company is the principal shareholder of the Company). Since January 2002, Marcos M. De Mattos has been an associate partner with such controlled company. Until 1998, Mr. De Mattos was earning his BBA degree from the University of San Diego, and between 1998 and 2002 he was employed by Venture Tech Funding Group and 24x7 Technology, Inc. in their corporate development departments.

 During the year ended October 31, 2006, the Board of Directors held three meetings. During the year ended October 31, 2005, the Board of Directors held two meetings.

Each director holds office for a one-year term or until his successor has been elected and qualified at the annual meeting of the Company’s shareholders. The members of the Board of Directors serve without remuneration for service on the board. Corporate officers are appointed by the Board of Directors and serve at the discretion of the Board.

The Company’s officers, directors and beneficial owners of more than 10% of any class of its equity securities registered pursuant to Section 12 of the Securities Act of 1934 (“Reporting Persons”) are required to file reports of ownership and changes in beneficial ownership of the Company’s equity securities with the SEC. Copies of those reports must also be furnished to the Company. Based solely on a review of the copies furnished to the Company pursuant to that Act, the Company believes that during the year ended October 31, 2006 all filing requirements applicable to Reporting Persons were complied with.

Committees of the Board of Directors

Our Board of Directors operates with the assistance of the Audit Committee and the Compensation and Stock Option Committee. Due to the small size of our Board, we do not presently maintain a formal nomination committee. The entire Board participates in the process of nomination candidates for the Board of Directors.

The function of the Audit Committee is to (i) make recommendations to the full Board of Directors with respect to appointment of the Company’s independent public accountants, and (ii) meet periodically with our independent public accountants to review the general scope of audit coverage, including consideration of internal accounting controls and financial reporting.

The Audit Committee held two meetings during the fiscal year ended October 31, 2006. William Barnett was appointed to the Audit Committee in 2006, and is presently a member of the committee together with John Dempsey and Ric Wake. The Board of Directors has determined that John Dempsey is an “Audit Committee Financial Expert” for purposes of the SEC’s rules. The Board believes that Mr. Dempsey meets the independence criteria set out in Rule 4200(a)(14) of the Marketplace Rules of the National Association of Securities Dealers and the rules and other requirements of the SEC.

The Compensation and Stock Option Committee sets compensation policy and administers the Company’s cash and equity incentive programs for the purpose of attraction and retaining skilled executives who will promote the Company’s business goals and build shareholder value. The committee also administers the Company’s stock option plan. The committee is also responsible for reviewing and making recommendations to the Board regarding all forms of compensation to be provided to the Company’s named executive officers, including stock compensation and bonuses. The Compensation and Stock Option Committee met one time. during the fiscal year ended October 31, 2006.

There are no compensation committee interlocks between the members of our Compensation and Stock Option Committee and any other entity. John Dempsey, Ric Wake, and William Barnett are the members of the Compensation and Stock Option Committee. Neither of the current members of the committee is an officer or employee of ours, nor of any of our subsidiaries.

Code of Ethics

As of the date of this Annual Report on Form 10-KSB, we had drafted, but our Board of Directors had not ratified, a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer and controller, or persons performing similar functions on behalf of the Company.

Item 10. Executive Compensation

The following table discloses the compensation paid to Gener8Xion Entertainment, Inc.’s executive officers during the years ended October 31, 2006 and 2005:

SUMMARY COMPENSATION TABLE

				Awards		Payouts
Name and				Restricted
Principal			Other	Stock	Number of	Payments	All other
Position	Salary	Bonus	Compensation	Awards	Options	Payment	ompensation

Matthew Crouch,
CEO (1)
Fiscal 2006	$308,888	$2,500		$-	1,155,000
Fiscal 2005	331,154			184,000

Carlos De Mattos,
President (1)
Fiscal 2006	$220,635	$2,500			825,000
Fiscal 2005	207,629

Richard Cook,
Executive V.P.(2)
Fiscal 2006	$73,767	$2,000			525,000
Fiscal 2005	74,769

Marilyn Beaubien
CFO (2)
Fiscal 2006	$83,317	$2,000			375,000
Fiscal 2005	74,769

Marcos M. De Mattos
VicePresident (2)
Fiscal 2006	$86,562	$2,000			330,000
Fiscal 2005	74,769

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of October 31, 2006 certain information with respect to the beneficial ownership of the Common Stock of the Registrant concerning stock ownership by (i) each director, (ii) each executive officer, (iii) the directors and officers of the Registrant as a group, (iv) and each person known by the Registrant to own beneficially more than five percent (5%) of the Common Stock. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Beneficial ownership is determined under the rules of the Securities Exchange Commission. In general, these rules attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities, and includes, among other things, securities that an individual has the right to acquire within 60 days. Unless otherwise indicated, the stockholders identified in the following table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

	AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER	BENEFICIAL OWNERSHIP	PERCENT OF CLASS	RELATIONSHIP TO COMPANY

Matthew Crouch
3400 W. Cahuenga Blvd.
Hollywood, CA 90068	9,955,000(1)	47%	CEO, Director

Carlos D. De Mattos
1125 North Lindero Canyon Rd.
Suite A-8 #209
Westlake Village, CA 91362	3,299,689(2) (3)	16%	President, Director

Yale Farar, trustee
Hillshire Trust
23679 Calabasas Rd. #412
Calabasas, CA 91302	1,232,100	6%	Stockholder

Marcos M. De Mattos
1855 Industrial St. Apt #610
Los Angeles, CA 90021	580,000(4)	3%	Vice President

Richard Cook
34413 Desert Road
Acton, CA 93510	820,833(5)	4%	Exec VP

Marilyn Beaubien
6358 La Rocha Drive
Los Angeles, CA 90068	433,750(6)	2%	CFO

Tom Newman
3939 S. Harvard Ave.
Tulsa, OK 74135	17,500(7)	*	Director

Ric Wake
745 5 th Ave. Suite 800
New York, NY 10151	17,500(7)	*	Director

John R. Dempsey
14724 Ventura Blvd., 6 th Floor
Sherman Oaks, CA 91403	37,500(7)	*	Director

William B. Barnett
21550 Oxnard Street, Ste. 200
Woodland Hills , CA 91367	75,000(8)	*	Director
All officers and directors as a
Group (9 individuals)	16,451,372(9)	78%

* Less than 1%

(1)	Includes option to purchase 1,155,000 shares of the Registrant’s common stock at an exercise price of $2.00 per share. The options expire on March 1, 2011.

(2)	Includes 2,224,689 shares owned by CDM Interactive, Inc., a corporation of which Mr. De Mattos is a director, officer and principal shareholder and 250,000 shares owned by Mr. DeMattos’ dependent son.

(3)	Includes option to purchase 825,000 shares of the Registrant’s common stock at an exercise price of $2.00 per share. The options expire on March 1, 2011.

(4)	Includes option to purchase 330,000 shares of the Registrant’s common stock at an exercise price of $2.00 per share. The options expire on March 1, 2011.

(5)
Includes option to purchase 145,833 shares of the Registrant’s common stock at an exercise price of $1.25 per share. The options expire on January 11, 2010. Also includes option to purchase 525,000 shares of the Registrant’s common stock at an exercise price of $2.00 per share. The options expire on March 1, 2011. Also includes warrants to purchase 75,000 shares of the Registrant’s common stock at an exercise price of $4.00 per share. The warrants expire on February 28, 2010.

(6)
Includes option to purchase 8,750 shares of the Registrant’s common stock at an exercise price of $1.25 per share. The options expire on January 11, 2010. Also includes option to purchase 375,000 shares of the Registrant’s common stock at an exercise price of $2.00 per share. The options expire on March 1, 2011. Also includes warrants to purchase 75,000 shares of the Registrant’s common stock at an exercise price of $4.00 per share. The warrants expire on February 28, 2010.

(7)	Includes option to purchase 17,500 shares of the Registrant’s common stock at an exercise price of $1.25 per share. The options expire on January 11, 2010.

(8)
Includes warrants to purchase 50,000 shares of the Registrant’s common stock at an exercise price of $.35  per share and 12,500 shares of the Registrant’s common stock at an exercise price of $4.00 per share. The  warrants expire on November 15, 2008 and February 28, 2010, respectively.

(9)	Does not include Tom Newman, who resigned as a director in October, 2006.

Item 12. Certain Relationships and Related Transactions

The Company rented premises from a company controlled by its principal shareholder/Chairman/CEO for $12,000 per month under a six month lease which expired in April 2005 and continued thereafter on a month to month basis until April 30, 2006. As of May 1, 2006, the Company relocated to smaller offices and signed a new month to month lease with its principal shareholder for $1,000 per month. On August 1, 2006, the company moved its corporate offices to its Cinemills’ location in Burbank, California.

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

In quarter ended April 30, 2006, the Company accrued a receivable of $390,000 for reimbursable production expenses from a company controlled by its principal shareholder/Chairman/CEO. These costs include but are not limited to: executive and staff compensation, related payroll taxes and employee fringe benefits, facility rentals, parking, workers’ compensation, property and comprehensive liability insurance, business travel and entertainment, business legal and professional services, and directly allocable administrative overhead. The total amount was received as of October 31, 2006.

In quarter ended April 30, 2006, the Company received $100,000 in fee income for facilitating the financing for a company controlled by its principal shareholder/Chairman/CEO. This fee was part of an agreement to provide financing for the film "One Night with the King," in which the Company gave up 1% of its future revenues in exchange for the financing. The fee was recorded as deferred income until the release of the film per SOP 00-2. The movie was released in October 2006 and income was recorded at that time.

In May 2006 a short term loan of $100,000 was made to the Company by a related party for working capital purposes. The stated interest rate on the note was 7.750% per annum. The loan was repaid with interest in August 2006.

In October 2006 the Company was assigned the rights, and interest in three previously released film projects. by a company controlled by its principal shareholder/Chairman/CEO. The Company paid $60,000, which was the value assigned to this transaction, as payment in full, and recorded the purchase as inventory for future use.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits:

31 - Certification of CEO/CFO

32 - Certification of CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

Form 8-K:

Form PRE 14A filed under date of March 15, 2006 with respect to Items 6.

Form 8-K filed under date of August 31, 2006 with respect to Items 1.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Stonefield Josephson, Inc., the Company’s independent auditors, for the audit of the Company's annual consolidated financial statements and reviews of quarterly financial statements for the years ended October 31, 2006 and 2005 were $66,000 and $26,600, respectively.

Audit-related Fees
The aggregate fees billed by Stonefield Josephson, Inc., the Company’s independent auditors, for assurance and related services for the years ended October 31, 2006 and 2005 were $5,000 and $22,000, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gener8Xion Entertainment, Inc.

       /s/ Matthew Crouch
Matthew Crouch, Chief Executive Officer

      /s/ Marilyn Beaubien
Marilyn Beaubien, Chief Financial Officer

Dated: February 09, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated:

Signature	Title	Date

/s/ Matthew Crouch	CEO/Director

/s/ Carlos D. De Mattos	President/Director

/s/ John R. Dempsey, Jr.	Director

/s/ William Barnett	Director

/s/ Ric Wake	Director