Form 10QSB
period 2007-01-31
Gener8xion Entertainment, Inc.
filed 2007-03-19
CIK 803034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended January 31, 2007

        [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the transition period from ___________to___________

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

Outstanding common stock, $.01 par value as of March 15, 2007: 17,836,250 shares

Transitional Small Business Disclosure Format (Check one):  Yes [   ]  No [X]

Gener8Xion Entertainment, Inc.

PART I - FINANCIAL INFORMATION

Gener8Xion Entertainment, Inc.
Consolidated Balance Sheets

	As of	As of
	January 31, 2007	October 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$15,944	$157,760
Cash-restricted	429,230	616,396
Receivables (Includes $67,339-January 31, 2007 and $107,129-October 31, 2006 due from related party)	5,356,306	4,551,598
Inventory (includes $60,000 at January 31, 2007 of related party purchase)	984,846	962,289
Prepaid expenses and other current assets	35,565	14,200
Total current assets	6,821,891	6,302,243

Equipment:
Rental equipment	200,000	200,000
Production equipment	271,125	271,125
Lighting equipment	59,526	59,526
Other equipment	53,536	53,536
	584,187	584,187
Accumulated depreciation	(286,602)	(257,938)
Equipment, net	297,585	326,249

Goodwill	439,254	439,254
Total assets	$7,558,730	$7,067,746

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$786,145	$704,099
Accrued liabilities	190,663	398,754
Accrued interest - prints and advertising loan	693,328	-
Advance from Affiliate	53,959	-
Loan payable - prints and advertising	4,310,887	6,000,000
Line of credit	50,000	9,468
Deferred income-related party	-	8,596
Deferred income-other	210,096	243,750
Total current liabilities	6,295,078	7,364,668
Total liabilities	6,295,078	7,364,668

Commitments and contingencies (Note 2)		-

Stockholders' equity:
Preferred stock, $0.01 par value-5,000,000 shares authorized, none issued and outstanding
Common stock, $0.01 par value-50,000,000 shares authorized, 17,736,250 issued and outstanding-January 31, 2007 and 17,632,250-October 31, 2006	177,363	176,323
Additional paid-in capital	7,136,869	7,013,363
Common stock subscribed	60,000	0
Accumulated deficit	(6,110,580)	(7,486,608)
Total stockholders' equity (deficiency)	1,263,652	(296,922)
Total liabilities and stockholders' equity	$7,558,730	$7,067,746

The accompanying notes are an integral part of these consolidated financial statements.

Gener8Xion Entertainment, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months ended January 31,
	2007	2006

Revenues
Rental income - related party	$8,596	$12,894
Other income	-	1,031
Production revenues	2,579,579	79,167
Sales - lighting products	179,349	92,438
Total revenues	2,767,525	185,530
Cost of revenues
Cost of lighting products	102,444	70,567
Cost of production	331,082	-
Depreciation on rental equipment	7,143	7,143
Total cost of revenues	440,669	77,710
Gross profit	2,326,856	107,820
General and administrative expenses	549,827	732,125
Income (loss) from operations	1,777,029	(624,305)
Interest expense, net of interest income	(400,014)	904
Income (loss) before income tax expense	1,377,015	(623,401)
Income tax expense	800	2,824
Net income (loss)	$1,376,215	$(626,225)

Net income (loss) per common share - basic and diluted	$0.08	$(0.04)

Weighted average common shares outstanding - basic and diluted	17,708,517	15,690,000

The accompanying notes are an integral part of these consolidated financial statements.

Gener8Xion Entertainment, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended January31,
	2007	2006
Cash flows from Operating Activities:
Net income	$1,376,215	$(626,225)
Adjustments to reconcile net loss to net cash provided by (used for) operations:
Depreciation	28,664	25,055
Stock based compensation expense	20,546	39,227
Changes in operating assets and liabilities
Cash - restricted	187,166	-
Receivables	(804,708)	(66,842)
Inventory	(22,744)	(212,188)
Prepaid expenses and other current assets	(21,365)	(40,757)
Accounts payable	82,046	75,537
Accrued liabilities	77,622	62,518
Accrued interest-prints and advertising	407,614	-
Deferred income-other	(33,654)	-
Deferred income-related party	(8,596)	46,767
Net cash used for operating activities	1,288,806	(696,908)
Cash flows from Investing Activity:
Purchase of equipment	-	(83,033)
Net cash used for investing activities	-	(83,033)
Cash flows from Financing Activities:
Advances from affiliates	53,959	-
Reduction of loan payable-prints and advertising	(1,689,113)	-
Proceeds from line of credit	40,532	-
Proceeds from sale of common stock	104,000	150,000
Proceeds from common stock subscribed	60,000	-
Net cash (used in) provided by financing activities	(1,430,622)	150,000
Net decrease in cash	(141,816)	(629,941)
Cash at beginning of period	157,760	689,660
Cash at end of period	$15,944	$59,719

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$324	$-
Taxes	$800	$2,824

The accompanying notes are an integral part of these consolidated financial statements.

Gener8xion Entertainment, Inc.
Notes to Unaudited Consolidated Financial Statements
January 31, 2007

1.  Nature of Operations and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements pursuant to Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2007 are not necessarily indicative of operating results that may be expected for the year ending October 31, 2007. For further information, refer to the financial statements and footnotes included in the Company’s Form 10-KSB for the year ended October 31, 2006

The consolidated financial statements include the accounts of Gener8Xion Entertainment, Inc. Its wholly owned subsidiary is dormant and has no assets or liabilities. The subsidiary had no operations in fiscal 2007 and 2006.

The accompanying financial statements have been prepared on a going concern basis of accounting, in view of significant losses during fiscal 2006. The Company’s ability as a going concern will be dependent on its ability to generate sales and additional financing. Management believes that with anticipated additional financing, expected operating cash flows coming from the Cinemills business, expanded television production and revenue from the release of the film, “One Night with the King,” the Company should be able to continue as a going concern for a reasonable period of time.

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

With respect to film revenues, the Company follows the guidance of SOP-00-2 to account for its film distribution and its television production and distribution revenue and costs. Under the guidance of SOP-00-2, paragraph 07, the Company should recognize revenue from a sale or licensing arrangement of a film when all of the following conditions are met:
-  Persuasive evidence of a sale or licensing arrangement with a customer exists.
-  The film or TV production is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery.
-  The license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale.
-  The arrangement fee is fixed or determinable.
-  Collection of the arrangement fee is reasonably assured.

If the Company does not meet any one of the preceding conditions, the Company defers recognizing revenue until all of the conditions are met. If a licensing arrangement covering a single film provides that an entity will receive a flat fee, then the amount of that fee is considered fixed and determinable. In such instances, the Company recognizes the entire amount of the license fee as revenue when it has met all of the other conditions of paragraph .07. The Company recognized film distribution revenue in the three months ended January 31, 2007.

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

With respect to the film, “One Night with the King”, revenues and costs were presented on a gross basis, as the Company assumed all risks and rewards of the film distribution.

Cash

For the purposes of the consolidated balance sheets and consolidated statements of cash flows, all highly liquid investments with original maturities of three months or less are considered cash equivalents. The Company maintains bank accounts with balances which, at times, may exceed federally insured limits. As of January 31, 2007 the bank account balances exceeded this limit by $229,230. The Company has not experienced any losses on such accounts. The Company believes it is not exposed to any significant risk on bank deposit accounts.

Accounts Receivable

Accounts receivable represent mainly $5,020,163 of theatrical rentals due on the release of the feature film, “One Night with the King,” compared to $4,352,929 at October 31, 2006. The allowance for doubtful accounts is the Company’s best estimate of accounts receivable collectibility and requires management’s judgment. The Company had no reserve at January 31, 2007. It is at least reasonably possible that the Company's estimate of the allowance for doubtful accounts will change in the near-term.

Inventory

Inventory of $984,846 consists of television and film productions not yet completed, and lighting parts and finished lighting equipment. The cost of lighting parts and finished lighting equipment is stated at the lower of cost (first-in, first-out) or market. Television and film inventory amounted to $337,813 at January 31, 2007 compared to $372,491 at October 31, 2006. Included in that amount is $60,000 of inventory from related party. Lighting parts and finished lighting equipment amounted to $647,031 at January 31, 2007 compared to $589,798 at October 31, 2006.

Goodwill

Goodwill represents the excess of the fair value of the assets acquired from the Cinemills division of Merd Holding over the amount assigned to the assets acquired and liabilities assumed in the asset purchase agreement on September 30, 2005. The net book value of the assets purchased at September 30, 2005 was $186,684; the purchase price was $625 938; goodwill recognized was $439,254. The annual impairment test was performed in accordance with Statement on Financial Accounting Standards 142 and it was determined that there was no impairment as of October 31, 2006.

Accounts Payable

Accounts payable included one major vendor that made up more than 10% of the outstanding balance of $786,146 at January 31, 2007.

Debt

On August 28, 2006, the Company entered into a Loan and Security Agreement with Windfall Financial, LLC, a Delaware limited liability company (“Windfall”) whereby the Company and its co-borrower, One Night With The King, Inc., a California corporation, received a loan of $6,000,000 (with a commitment for an additional $2.5 million under certain circumstances) to finance the prints and advertising costs and expenses of the film “One Night With The King.” The Company is the principal distributor of the film. The film had its nationwide release on October 13, 2006. The terms of the loan agreement includes: a restricted collection account held by the Company for gross receipts of the Film in all media; the loan is to be repaid from collection account as monies are received; the loan is to be repaid at 120% of the total principal amount within nine months of receipt loan funds, and any balance remaining after nine months is subject to addition interest rate of prime plus 3%, with an additional 1% is added to the prime rate on any outstanding balance each year thereafter. The loan agreement expires October 13, 2011. As of January 31, 2007, the Company had repaid $1,689,113 on the $6,000,000 loan.

Commitments and Contingencies

In connection with a distributorship agreement with a major supplier of lighting and related products, the Company has entered into a purchase agreement committing to purchase $2,000,000 of lighting products per year, in exchange for exclusivity in the North American territory.  Due to a number of factors, this purchase commitment has not been fulfilled, and both parties are attempting to renegotiate the agreement.  Management does not believe that any material liability will result from its failure to meet this purchase commitment, and that there will be no adverse financial impact to the company.

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

Common stock equivalents, consisting of stock options for the purchase of 3,782,000 shares of common stock (3,210,000 issued year ended October 31, 2006 and 572,000 issued year ended October 31, 2005), have been excluded from the diluted weighted average shares for the three months ended January 31, 2007 because their effect is anti-dilutive.

Below is a schedule of common stock equivalents excluded from the dilutive earnings per share calculation due to their anti-dilutive affect.

	Options Outstanding at January 31, 2007	Exercise Price	Average Fair Value Per share as of January 31, 2007	Ending Price Per share as of January 31, 2007

Options Issued January 2005	472,000	$1.25	$0.75	$0.90
Options Issued January 2005	100,000	$2.00	$0.75	$0.90
Options Issued March 2006	3,210,000	$2.00	$0.75	$0.90

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

In the first quarter of fiscal 2006, the Company adopted the fair value recognition provisions of SFAS 123R utilizing the modified-prospective transition method, as prescribed by SFAS 123R. Under that transition method, compensation cost recognized during the nine months ended July 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of November 1, 2005, based on the grant date fair value estimated in accordance with SFAS 123, adjusted for an estimated future forfeiture rate, and (b) compensation cost for all share-based payments granted subsequent to November 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified-prospective-transition method, results for the prior periods have not been restated. Stock options were granted March 01, 2006. (See Note 6)

For the three months ended January 31, 2007, the Company recognized stock compensation expense of $20,546.

Under SFAS 123R, the Company will continue to utilize the Black-Scholes model to estimate the fair value of options granted. The Company’s assessment of the estimated compensation charges is affected by its stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the Company’s price volatility and employee stock option exercise behaviors.

No stock options were issued for the three months ended January 31, 2007. The total options outstanding at January 31, 2007 were 3,782,000 with a weighted average exercise price (WAEP) of $0.80 per share. Options exercisable at January 31, 2007 were 3,611,333 with a WAEP of $0.80 per share.

The following summarizes the activity of the Company’s stock options that have not vested for the three months ended January 31, 2007:

	Shares	Weighted Average Fair Value
Non-vested at November 1, 2006	220,833	$0.61
Granted	-	-
Vested	50,167	0.61
Non-vested at January 31, 2007	170,666	$0.61

As of January 31, 2007, there was $60,459 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of nine months The total compensation expense recognized for the fair value of shares vested during the three-month period ended January 31, 2007 was $20,546 compared to $39,227 for the three month period ended January 31, 2006.

The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Three Months Ended January 31,
	2007	2006

Weighted average fair value at date of grant for options granted during the period	$-	$0.61

Risk-free interest rates	-	2.04%
Expected stock price volatility	-	54.71
Expected dividend yield	-	0.0%

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115,” which permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of the Company’s first fiscal year that begins after November 15, 2007.

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

In December 2006 a short term advance of $55,170 was made to the Company by the president of the Company’s Cinemills division for working capital purposes. The advance is payable on demand and has imputed interest of 9% per year.

5.  Accrued Liabilities

Accrued liabilities at January 31, 2007 consist of the following:
Accrued compensation to officers and directors	$66,067
Other accrued compensation	32,036
Accrued vacation	85,184
Other accruals	7,376
Total	$190,663

6.  Stockholders’ Equity

The Company sold 104,000 shares of common stock at $1 per share for total proceeds of $104,000 in November 2006. There were no warrants attached to these shares. The money was raised through a private placement to a sophisticated/accredited investor.

In January 2007 $60,000 was received as partial payment on the sale of 100,000 shares of common stock at $1 per share. The remaining balance of $40,000 was received in February 2007, when the shares were issued. The $60,000 was accounted for as common stock subscribed as of January 31, 2007.

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

7.  Financial Reporting for Business Segments

The company reports its financial results in two segments: TV and Film Production and Corporate, and Lighting Equipment. The TV and Film Production and Corporate Segment is engaged in the financing, production, distribution and development of "family based" feature films, episodic television shows, animated features and documentaries, and the daily operations of the Company. The Lighting Equipment Segment, doing business as Cinemills, manufactures quality lighting equipment marketable worldwide to the motion picture, television, and related industries. The Company evaluates the performance of its business segments based on income before income taxes. Expenses under the direct control of each business segment and the expense of premises and equipment incurred to support business operations are allocated accordingly, by segment.

	TV and Film Production and Corporate	Lighting Equipment	Combined

Total Assets	$6,687,660	$871,070	$7,558,730
Total Liabilities	5,937,095	357,983	6,295,078
Revenue	$2,588,175	$179,349	$2,767,524
Cost of sales	338,225	102,444	440,669
Operating Expenses	441,283	108,544	549,827
Operating Income (Loss)	$1,808,668	$(31,639)	$1,777,029

8.  DVD Distribution Agreement

In March 2006 the Company entered into an agreement with Twentieth Century Fox Home Entertainment LLC for the North American distribution by Fox of the DVD to the Company's feature film "One Night With The King". The DVD was released through the Target department store chain on January 23, 2007, and was released in all other retail outlets throughout North America on January 30, 2007. The DVD will be featured in Wal-Mart stores in a joint advertising program for Fox's release of the "definitive" edition of "The Passion of the Christ". The Company will receive all revenue after the deduction of Fox's distribution fee and sales and marketing costs.

9.  Subsequent Events

The Company sold 100,000 shares of common stock at $1 per share for total proceeds of $100,000 in February 2007. There were no warrants attached to these shares. The money was raised through a private placement to a sophisticated/accredited investor. $60,000 of this amount was received in January 2007 and accounted for as common stock subscribed as of January 31, 2007.

On February 27, 2007, Gener8Xion Entertainment, Inc. (the "Company") appointed Farber Hass Hurley & McEwen LLP (the "New Accountants") as the registered independent accounting firm to audit the financial statements of the Company for the year ending October 31, 2007. Concurrent with the appointment of the New Accountants, Stonefield Josephson, Inc. (“Stonefield”) were dismissed as the Company's registered independent accounting firm. The Board of Directors approved this decision on February 27, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion, other than historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including when and if the Company has significant operations. Consequently, actual results may vary from management’s expectations.

Results of operations for the three months ended January 31, 2007, as compared to the three months ended January 31, 2006.

Rental income amounted to $8,596 and $12,894 for the three month period ended January 31, 2007 and 2006, respectively. The rental agreement expired December 31, 2006 and was not renewed. Related depreciation expense was $7,143 for each of the three month periods.

Revenue from lighting product sales amounted to $179,349 and $92,438 for the three months ended January 31, 2007 and 2006, respectively; related cost of sales amounted to $102,444 and $70,567 for each of the three month periods, respectively. The gross profit percentage was 43% for the three months ended January 31, 2007 compared to 24% for the three months ended January 31, 2006. The increase resulted principally from the Company currently selling products with higher gross margins during the quarter ended January 31, 2007.

Production revenue amounted to $2,579,579 for the three months ended January 31, 2007 compared to $79,167for the three month ended January 31, 2006. Revenue earned on the domestic theatrical release of the Company’s first motion picture, “One Night with the King,” amounted to $2,492,492. Related cost of production amounted to $331,082 and $0 for each of the three month periods, respectively.

General and administrative expenses amounted to $549,827 for the three months ended January 31, 2007. This compares to $732,125 for the three months ended January 31, 2006. The major reasons for the decrease were:
1.    Stock option expense of $20,546 for the three months ended January 31, 2007 compared to  $39,227 for the three months ended January 31, 2006.
2.    Salary expense of $275,699 for the three months ended January 31, 2007 compared to $332,073 for the three months ended January 31, 2006.
3.    Legal fees of $10,825 for the three months ended January 31, 2007 compared to $32,140 for the three months ended January 31, 2006.
4.    Rent expense of $21,700 for the three months ended January 31, 2007 compared to $49,200 for the three months ended January 31, 2006.

Interest expense-net includes interest income of $4,607 and interest expense of $404,620 for the quarter ended January 31, 2007, compared to $904 of interest income and quarter ended January 31, 2006. Interest expense relates mainly to borrowings for the print and advertising for the movie, “One Night with the King.”

The Company earned net income of $1,376,215 for the quarter ended January 31, 2007, compared to a net loss of $626,225 for the quarter ended January 31, 2006. The net income is primarily due the theatrical revenue earned on the release of the movie, “One Night with the King.”

Liquidity and Capital Resources

The Company’s current activities and operating expenses will require raising additional capital. During the quarter ended January 31, 2007 the Company raised gross proceeds of $104,000 from the sale of common stocks.

The Company’s primary source of liquidity has been funds earned from its production projects, funds earned from its Cinemills’ division and funds raised from private placements. The Company used   $1,288,806 cash in operating activities in the three ended January 31, 2007 compared to a negative cash flow from operations of $696,908 for the three month period last year.

There were no significant investing activities during the three month period ended January 31, 2007 compared to the equipment purchase of $83,033, during the same period in the prior year.

During the three months ended January 31, 2007, the Company had negative cash flow of $1,430,622 from financing activities, which compares to $150,000 of positive cash flow during the same period in the prior year. This negative cash flow during the three months ended January 31, 2007 resulted from the partial repayment of the print and advertising loan on the movie, One Night with the King.”

In March 2006 the Company entered into an agreement with Twentieth Century Fox Home Entertainment LLC for the North American distribution by Fox of the DVD to the Company's feature film "One Night With The King". The DVD was released through the Target department store chain on January 23, 2007, and was released in all other retail outlets throughout North America on January 30, 2007. The DVD will be featured in Wal-Mart stores in a joint advertising program for Fox's release of the "definitive" edition of "The Passion of the Christ". The Company will receive all revenue after the deduction of Fox's distribution fee and sales and marketing costs.

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
If an entity does not meet any one of the preceding conditions, the entity should defer recognizing revenue until all of the conditions are met. If a licensing arrangement covering a single film provides that an entity will receive a flat fee, then the amount of that fee is considered fixed and determinable. In such instances, the entity should recognize the entire amount of the license fee as revenue when it has met all of the other conditions of paragraph .07. The company recognized film distribution revenue in the three months ended January 31, 2007.

Item 3 - Controls and Procedures

As of January 31, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in the Securities Act of 1934 Rules 13a-14 (c) and 15d-14©. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures as to certain material adjustments were ineffective as of January 31, 2007. The Company has retained the services of an outside C.P.A. to review the financial data used in the preparation of the Company’s financial statements, and in particular, our Cinemills division. The Company also expanded the role of our in house attorney, experienced in entertainment matters, to assist our financial personnel in analyzing agreements to determine the financial effect. Management will continue to work to remediate any future concerns of our auditors relating to the Company’s financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Form 8-K filed under date of March 6, 2007 with respect to Note 7.

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

GENER8XION ENTERTAINMENT, INC.

Dated: March 15, 2007	/s/ Matthew Crouch
Matthew Crouch, Chief Executive Officer

Dated: March 15, 2007	By:	/s/ Marilyn Beaubien
Chief Financial Officer