Form 10QSB
period 2007-04-30
Gener8xion Entertainment, Inc.
filed 2007-06-14
CIK 803034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended April 30, 2007

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

Outstanding common stock, $.01 par value as of June 14, 2007: 18,041,038 shares

Transitional Small Business Disclosure Format (Check one): Yes [  ]  No [X]

Gener8Xion Entertainment, Inc.
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements
Consolidated balance sheets - April 30, 2007 (unaudited) and October 31, 2006 (audited)

Consolidated statements of operations - Three months ended April 30, 2007 (unaudited) and 2006 (unaudited) and six months ended April 30, 2007 (unaudited) and 2006 (unaudited)

Condensed consolidated statements of cash flows - Six months ended April 30, 2007 (unaudited) and 2006 (unaudited)

Notes to unaudited consolidated financial statements

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Controls and Procedures

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

Gener8Xion Entertainment, Inc.
Consolidated Balance Sheets

	As of	As of
	April 30, 2007	October 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,684	$157,760
Cash-restricted	200,353	616,396
Receivables	5,448,851	4,547,023
Inventory (includes $60,000 related party-both periods)	990,285	962,289
Prepaid expenses and other current assets	41,779	18,775
Total current assets	6,700,952	6,302,243

Equipment:
Rental equipment	-	200,000
Production equipment	253,525	271,125
Lighting equipment	59,526	59,526
Other equipment	53,536	53,536
	366,587	584,187
Accumulated depreciation	(154,197)	(257,938)
Equipment, net	212,391	326,249

Goodwill	439,254	439,254
Total assets	$7,352,597	$7,067,746
LIABILITIES AND STOCKHOLDERS' EQUITY/DEFICIENCY
Current liabilities:
Accounts payable	$697,822	$704,099
Accrued liabilities	489,743	113,040
Accrued revenue participation	2,928,986	-
Accrued interest-prints and advertising	1,087,039	285,714
Advance from affiliate	64,246	-
Loan payable - prints and advertising	867,887	6,000,000
Note payable - affiliate	145,000	-
Line of credit	48,515	9,468
Deferred income-related party	-	8,596
Deferred income-other	82,500	243,750
Total current liabilities	6,411,737	7,364,668

Commitments and contingencies (Note 2)

Stockholders' equity:
Preferred stock, $0.01 par value-5,000,000 shares authorized, none issued and outstanding
Common stock, $0.01 par value-50,000,000 shares authorized, 17,937,260 issued and outstanding	179,373	176,323
Additional paid-in capital	7,327,845	7,013,363
Accumulated deficit	(6,566,358)	(7,486,608)
Total stockholders' equity (deficiency)	940,860	(296,922)
Total liabilities and stockholders' equity/deficiency	$7,352,597	$7,067,746

The accompanying notes are an integral part of these consolidated financial statements.

Gener8Xion Entertainment, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2007	2006	2007	2006

Revenue
Rental income - related party	$-	$12,894	$8,596	$25,788
Production revenues	3,795,779	147,433	6,375,359	226,600
Sales - lighting products	263,219	375,175	442,568	468,645
Total revenue	4,058,999	535,502	6,826,523	721,033

Cost of revenue
Cost of lighting products	162,575	239,788	265,019	317,933
Cost of production	3,061,510	146,292	3,392,592	146,292
Rental expense - depreciation	-	7,143	7,143	14,286
Total cost of revenue	3,224,085	393,223	3,664,754	478,510

Gross profit	834,913	142,280	3,161,769	242,523

General and administrative expenses	844,803	2,755,021	1,394,630	3,482,632

(Loss) Income from operations	(9,890)	(2,612,741)	1,767,139	(3,240,110)

Other income (expense)
Loss on sale and abandonment of equipment	(53,392)	-	(53,392)	-
Interest expense, net of interest income	(392,316)	4	(792,330)	908
Total other income (expense)	(445,709)	4	(845,722)	908

(Loss ) income before income taxes	(455,598)	(2,612,737)	921,417	(3,239,202)

Income tax expense	180	3,300	980	3,300

Net (loss) income	$(455,779)	$(2,616,037)	$920,437	$(3,242,502)

Net (loss) income per common share - basic
and diluted	$(0.03)	$(0.16)	$0.05	$(0.20)

The accompanying notes are an integral part of these consolidated financial statements.

Gener8Xion Entertainment, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended April 30,
	2007	2006
Cash flows from Operating Activities:
Net income (loss)	$920,437	$(3,242,502)
Adjustments to reconcile net income (loss)
to net cash provided by (used for) operations:
Depreciation	55,466	53,577
Stock based compensation expense	5,754	2,635,666
loss on sale and abandonment of equipment	3,392
Changes in operating assets and
liabilities
Cash - restricted	416,043	-
Receivables	(901,828)	(251,264)
Receivables-related party	-	(394,298)
Inventory	(28,182)	(379,808)
Prepaid expenses and other current assets	(23,005)	(57,570)
Accounts payable	(6,278)	469,303
Accrued liabilities	3,305,688	17,239
Accrued interest-prints and advertising	801,325	-
Deferred income-other	(161,250)	293,749
Deferred income-related party	(8,596)	100,000
Net cash provided by (used for) operating activities	4,458,966	(755,909)
Cash flows from Investing Activity:
Net book value of equipment sold, less loss on sale	5,000	(98,008)
Net cash provided by investing activities	5,000	(98,008)
Cash flows from Financing Activities:
Advances from affiliates	209,246	-
Loan payable-prints and advertising	(5,132,113)	-
Proceeds from line of credit	39,047	-
Proceeds from sale of common stock	281,778	160,000
Net cash (used for) provided by financing activities	(4,602,042)	160,000
Net decrease in cash	(138,076)	(685,917)
Cash at beginning of period	157,760	689,660
Cash at end of period	$19,684	$3,743

Supplemental Disclosure of Cash Flow Information
Cash paid for (provided by):
Interest	$2,376	$-
Taxes	$980	$3,300

The accompanying notes are an integral part of these consolidated financial statements.

Gener8xion Entertainment, Inc.
Notes to Unaudited Consolidated Financial Statements
April 30, 2007

1. Nature of Operations and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements pursuant to Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 2007 are not necessarily indicative of operating results that may be expected for the year ending October 31, 2007. For further information, refer to the financial statements and footnotes included in the Company’s Form 10-KSB for the year ended October 31, 2006

The consolidated financial statements include the accounts of Gener8Xion Entertainment, Inc. Its wholly owned subsidiary is dormant and has no assets or liabilities. The subsidiary had no operations in fiscal 2007 and 2006.

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

If the Company does not meet any one of the preceding conditions, the Company defers recognizing revenue until all of the conditions are met. If a licensing arrangement covering a single film provides that an entity will receive a flat fee, then the amount of that fee is considered fixed and determinable. In such instances, the Company recognizes the entire amount of the license fee as revenue when it has met all of the other conditions of paragraph .07. The Company recognized film distribution revenue in the six months ended April, 2007.

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

With respect to the film, “One Night with the King”, revenues and costs were presented on a gross basis, as the Company assumed all risks and rewards of the film distribution. As of April 30, 2007,”One Night with the King” was the only source of film revenue for the Company

Cash

For the purposes of the consolidated balance sheets and consolidated statements of cash flows, all highly liquid investments with original maturities of three months or less are considered cash equivalents. The Company maintains bank accounts with balances which, at times, may exceed federally insured limits. As of April 30, 2007 the bank account balances exceeded this limit by $100,353. The Company has not experienced any losses on such accounts. The Company believes it is not exposed to any significant risk on bank deposit accounts.

Accounts Receivable

The following table represents the breakdown of the accounts receivable balance at April 30, 2007 compared to the balance at October 31, 2006. The allowance for doubtful accounts is the Company’s best estimate of accounts receivable collectibility and requires management’s judgment. It is at least reasonably possible that the Company's estimate of the allowance for doubtful accounts will change in the near-term.

	As of April 30, 2007	As of October 31, 2006

ONWTK	$5,278,418	$4,352,929
TV Production	15,000	15,000
Cinemills	159,958	177,846
Reserve for doubtful accounts	(15,000)	-
Other	10,476	5,823

Net receivables	$5,448,851	$4,551,598

Inventory

The following table represents the breakdown of inventory balance at April 30, 2007 compared to the balance at October 31, 2006. The cost of lighting parts and finished lighting equipment is stated at the lower of cost (first-in, first-out) or market.

	As of April 30, 2007	As of October 31, 2006

Film inventory (includes $60,000 related party purchase)	$222,679	$196,961
TV inventory	71,078	175,343
Cinemills lighting inventory	696,528	589,798

Total inventory	$990,285	$962,102

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

During the three months ended April 30, 2007, the Company sold its rental equipment to a related party entity, a company controlled by the President of the company. The Company also abandoned certain production equipment during the three months ended April 30, 2007. See table below.

	Rental Equipment sold	Production Equipment abandoned

Book value at April 30, 2007	$200,000	$17,600
Accumulated depreciation	(152,168)	(7,040)
Sale price	(5,000)	-

Loss on sale or abandonment	$42,832	$10,560

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

Debt

On August 28, 2006, the Company entered into a Loan and Security Agreement with Windfall Financial, LLC, a Delaware limited liability company (“Windfall”) whereby the Company and its co-borrower, One Night With The King, Inc., a California corporation, received a loan of $6,000,000 (with a commitment for an additional $2.5 million under certain circumstances) to finance the prints and advertising costs and expenses of the film “One Night With The King.” The Company is the principal distributor of the film. The film had its nationwide release on October 13, 2006. The terms of the loan agreement includes: a restricted collection account held by the Company for gross receipts of the Film in all media; the loan is to be repaid from collection account as monies are received; the loan is to be repaid at 120% of the total principal amount within nine months of receipt of the loan funds, and any balance remaining after nine months is subject to addition interest rate of prime plus 3%, with an additional 1% is added to the prime rate on any outstanding balance each year thereafter. The loan agreement expires October 13, 2011. As of April 30, 2007, the Company had repaid $5,132,113 on the $6,000,000 loan. As of June 4, 2007, the loan of $6,000,000 and accrued interest of $1,200,000 was paid in full by the Company

In December 2006 a short term advance was made to the Company by the president of the Company’s Cinemills division for working capital purposes. The balance at April 30, 2007 was $64,246. The advance is payable on demand and bears interest at a rate of 9% per year.

In April 2007 a short term loan of $150,000 was made to the Company by a company controlled by an officer of the Company for working capital purposes. The stated interest rate on the note was 7.750% per annum.

Commitments and Contingencies

In connection with a distributorship agreement with a major supplier of lighting and related products (FilmGear), the Company has entered into a purchase agreement October 2005, committing to purchase $2,000,000 of lighting products per year, in exchange for exclusivity in the North American territory  Due to a number of factors, including competition in the North American market this purchase commitment has not been fulfilled, and both parties are attempting to renegotiate the agreement.  The potential impact upon the Company’s lighting sales of the loss of this contract and/or exclusivity in North America would not have a material impact on the Company. During the six months ended April 30, 2007, inventory from FilmGear represented 23% of total lighting equipment sales. The Company signed an exclusive sales agreement with another California supplier (LEDZ, Inc.) in November 2006. The new sales agreement with LEDZ has the potential to replace the sales generated by inventory from FilmGear if the company loses the exclusivity to sell filmGear’s lighting equipment in North America. Pending resolution of a renegotiation with FilmGear, the Company is currently making purchases from such supplier on an “as needed” basis. There is no credit hold and FilmGear is supplying everything that the Company requests in inventory.

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

Common stock equivalents, consisting of stock options for the purchase of 3,782,000 shares of common stock (3,210,000 issued year ended October 31, 2006 and 572,000 issued year ended October 31, 2005), have been excluded from the diluted weighted average shares for the three months and six months ended April 30, 2007 because their effect is anti-dilutive.

Below is a schedule of common stock equivalents excluded from the dilutive earnings per share calculation due to their anti-dilutive affect.

	Options Outstanding at April 30, 2007	Exercise Price	Average Fair Value Per share as of April 30, 2007	Ending Price Per share as of April 30, 2007

Options Issued January 2005	472,000	$1.25	$0.74	$0.59
Options Issued January 2005	100,000	$2.00	$0.74	$0.59
Options Issued March 2006	3,210,000	$2.00	$0.74	$0.59

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

For the three and six months ended April 30, 2007, the Company recognized stock compensation expense of $15,208 and $35,754, respectively.

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

No stock options were granted for the three and six months ended April 30, 2007. The total options outstanding at April 30, 2007 were 3,782,000 with a weighted average exercise price (WAEP) of $0.80 per share. Options exercisable at April 30, 2007 were 3,654,000 with a WAEP of $0.80 per share.

The following summarizes the activity of the Company’s stock options that have not vested for the six months ended April 30, 2007:

	Shares	Weighted Average Fair Value
Non-vested at November 1, 2006	220,833	$0.61
Granted	-	-
Vested	92,833	0.61
Non-vested at April 30, 2007	128,888	$0.61

As of April 30, 2007, there was $45,252 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of nine months. The total compensation expense recognized for the fair value of shares vested during the three and six months ended April 30, 2007 was $15,208 and $35,754, respectively, compared to $2,593,939 and $2,635,666 for the three and six month periods ended April 30, 2006.

The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Six Months Ended April 30,
	2007	2006

Weighted average fair value at date of grant for options granted during the period	$-	$0.80

Risk-free interest rates	-	4.45%
Expected stock price volatility	-	95.05
Expected dividend yield	-	0.0%

3. Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115,” which permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of the Company’s first fiscal year that begins after November 15, 2007

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

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

In December 2006 a short term advance was made to the Company by the president of the Company’s Cinemills division for working capital purposes. The balance at April 30, 2007 was $64,246. The advance is payable on demand and bears interest at a rate of 9% per year.

In April 2007 a short term loan of $150,000 was made to the Company by a company controlled by an officer of the Company for working capital purposes. The stated interest rate on the note was 7.750% per annum.

The Company sold certain rental equipment to a related party entity controlled by its President. See Note 2.

5. Accrued Liabilities

Accrued liabilities at April 30, 2007 consist of the following:
Accrued compensation to officers and directors	$270,232
Other accrued compensation	56,560
Accrued vacation	108,385
Other accruals	54,566
Total	$489,743

6. Accrued Revenue Participation

The accrued revenue participation amount, which is based on earned revenue as of April 30, 2007on the distribution of the film, “One Night with the King,” consists of the following:

Investors	$2,580,489
Guilds residuals	341,588
Producers	6,909
Total	$2,928,986

7. Stockholders’ Equity

The Company sold 104,000 shares of common stock at $1 per share for total proceeds of $104,000 in November 2006. There were no warrants attached to these shares. The money was raised through a private placement to a sophisticated/accredited investor.

In February 2007 the Company sold 100,000 shares of common stock at $1 per share for total proceeds of $100,000. There were no warrants attached to these shares. The money was raised through a private placement to a sophisticated/accredited investor.

In April 2007 the Company sold 101,010 shares of common stock at $.77 per share for total proceeds of $77,778. There were no warrants attached to these shares. The money was raised through a private placement to a sophisticated/accredited investor.

Holders of our Class A common stock, the Company’s only class of common stock are entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of common stock have no preemptive rights and have no rights to convert their common stock into any other securities. The outstanding common stock is duly authorized and validly issued, fully-paid, and non-assessable.

8. Financial Reporting for Business Segments

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

The following presents segment information at April 30, 2007 and for the six months then ended.

	TV and Film Production and Corporate	Lighting Equipment	Consolidated

Total Assets	$6,430,045	$922,552	$7,352,597
Total Liabilities	6,011,711	400,026	6,411,737
Revenue	$6,383,955	$442,568	$6,826,523
Cost of production and sales	3,399,735	265,019	3,664,754
Operating Expenses	1,129,067	265,563	1,394,629
Operating Income (Loss)	$1,855,153	$(88,015)	$1,767,138

9. Subsequent Events

In June 2007 the Company sold 103,778 shares of common stock at $1 per share for total proceeds of $103,778. There were no warrants attached to these shares The money was raised through a private placement to a sophisticated/accredited investor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion, other than historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including when and if the Company has significant operations. Consequently, actual results may vary from management’s expectations.

Results of operations for the three months and the six months ended April 30, 2007, as compared to the three months and the six months ended April 30, 2006.

Rental income amounted to $0 and $8,596 for the three month and the six month periods ended April 30, 2007. This compares to $12,894 for the three months and $25,788 for the six months ended April 30, 2006. Related depreciation expense was $0 and $7,143, respectively, for the three months and six months ended April 30, 2007, compared to $12,894 and $25,788 for the same periods of 2006. The equipment being rented was sold in the quarter ended April 30, 2007.

Revenue from lighting product sales amounted to $263,219 for the three months and $442,568 for the six months ended April 30, 2007. This compares to $375,175 for the three months and $468,645 for the six months ended April 30, 2006 The decrease in sales for the three months ended April 30, 2007 was primarily due to sales return of $35,000 and decrease in sales of inventory purchased from FilmGear. Related cost of sales amounted to $162,575 for the three month period and $265,019 for the six month period ended April 30, 2007, compared to $239,788 and $317,933 for the three month and six month periods of 2006. The gross profit percentage was 38% and 40%, respectively, for the three and six months ended April 30, 2007. This compared to 36% and 32% for the same periods of 2006.

Production revenue amounted to $3,795,779 for the three months and $6,375,359 for the six months ended April 30, 2007. This compares to $147,433 for the three months and $226,600 for the six months ended April 30, 2006. Related cost of production amounted to $3,061,510 for the three month period and $3,392,592 for the six month period ended April 30, 2007. This compared to $146,292 and $146,292, respectively, for the same three month and six month periods of 2006. Revenue earned on the release of the Company’s first motion picture, “One Night with the King,” amounted to $3,575,433 and $6,067,915, respectively, for the three and six months ended April 30, 2007. Related cost of production amounted to $248,839 and $3,182,123, respectively, for the three and six months ended April 30, 2006.

	Net Revenue to Company	Revenue earned by Company as of April 30, 2007	Revenue received by Company as of April 30, 2007	Cash received by Company as of June 8, 2007

Domestic Theatrical	$5,509,909	$5,509,909	$5,144,507	$5,370,652

Home Video-DVD Sales	$4,474,000	$4,474,000	-	$3,000,000

Foreign market	$421,625	$421,625	-	$-

Ancillary Market	$15,051	$15,051	$-	$15,051

General and administrative expenses amounted to $844,803 for the three months and $1,394,630 for the six months ended April 30, 2007. This compares to $2,755,021 for the three months and $3,482,632 for the six months ended April 30, 2006. The major reasons for the decrease were:

1.
Stock option expense of $15,208 for the three months and $35,754 for the six months ended April 30, 2007 compared to $2,596,439 for the three months and $2,635,666 for the six months ended April 30, 2006.

2.	Salary expense of $365,903 for the three months and $641,602 for the six months ended April 30, 2007 compared to $199,348 for the three months and $532,873 for the six month ended April 30, 2006.
3.	Reimbursable production costs of $0 for the three months and six months ended April 30, 2007 compared to $(390,000) for the three months and six months ended April 30, 2006.

Interest expense-net includes interest income of $1,745 and interest expense of $394,061 for the three months, and interest income of $6,352 and interest expense of $798,681 for the six months ended April 30, 2007. This compared to interest income of $4 and interest expense of $0 for the three months, and interest income of $908 and interest expense of $0 for the six months ended April 30, 2006. Interest expense relates mainly to borrowings for the print and advertising for the movie, “One Night with the King.”

Loss on the sale and abandonment of equipment amounted to $53,392 for the three and six months ended April 30, 2006. There were no sales or abandonment of equipment in the same period of the prior year.

The Company incurred a net loss of $455,779 for the three months ended April 30, 2007 and earned net income of $920,437 for the six months ended April 30, 2007. This compares to a net loss of $2,616,037 for the three months and a net loss of $3,242,502 for the six months ended April 30, 2006. The net income for the six months ended April 30, 2007 is primarily due the revenue earned on the release of the movie, “One Night with the King.”

Liquidity and Capital Resources

The Company’s current activities and operating expenses will require raising additional capital. During the three months and the six months ended April 30, 2007 the Company raised gross proceeds of $201,010 and $305,010, respectively, from the sale of common stocks.

The Company’s primary source of liquidity has been funds earned from its production projects, funds earned from its Cinemills’ division and funds raised from private placements. The Company used $4,263,966 cash in operating activities in the six months ended April 30, 2007 compared to a negative cash flow from operations of $755,909 for the six month period last year.

 The Company sold rental equipment with a net book value of $47,832 at a loss of $42,832 during the six month period ended April 30, 2007. There were no purchases of equipment during the six months ended April 30, 2007. During the six months ended April 30, 2006 the company purchased $83,033 of equipment.

During the six months ended April 30, 2007, the Company had negative cash flow of $4,602,042 from financing activities, which compares to $168,000 of positive cash flow during the same period in the prior year. This negative cash flow during the six months ended April 30, 2007 resulted from the partial repayment of the print and advertising loan on the movie, One Night with the King.”

In March 2006 the Company entered into an agreement with Twentieth Century Fox Home Entertainment LLC for the North American distribution by Fox of the DVD to the Company's feature film "One Night with the King". The DVD was released in retail outlets throughout North America on January 30, 2007. As of April 30, 2007 the Company earned DVD sales revenue of $4,352,937. The Company received $3,000,000 of this revenue during May 2007.

If we are unable to generate sufficient funds from current operations, including future revenues from the sale of DVD’s and from foreign and ancillary sales from “One Night with the King”, and from the sale of lighting products we will be unable to continue operations at its current level. We project that we will need to raise capital of $1,500,000 to $2,000,000 to continue operations at its present level.

The Company continues to seek additional debt or equity investments to support the operating deficiency and enable us to fund possible business growth and development. In the event that such investments are not available when required, current operations would be curtailed by reducing expenses, deferring payment of compensation, discontinuing plans for new projects and the selling of assets. Some of those steps could cause the Company to be unable to continue as a going concern.

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

Item 3 - Controls and Procedures

As of January 31, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in the Securities Act of 1934 Rules 13a-14 (c) and 15d-14(c). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures ineffective as of January 31, 2007.

The Company has taken certain steps to improve disclosure controls and procedures.

a. The Company has retained the services of an outside C.P.A. to review the financial data used in the preparation of the financial statements of our Cinemills Division in January 2007. He tests the transactions and makes recommendations where necessary. These reviews are expected to identify adjustments prior to the time the date is provided to our independent accountants for their quarterly reviews. This service will continue until additional accounting staff are hired.

b. The Company also expanded the role of our in house attorney, experienced in entertainment matters, to assist our financial personnel in analyzing agreements to determine the financial effect. The Company’s operation in the production and distribution of motion pictures, television and other media, is fairly new and each agreement often contains unique arrangements. This assistance has been helpful in the early review and decisions regarding financial reporting matters.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company sold 305,010 shares of common stock for total proceeds of $281,778 during the six months ended April 30, 2007. There were no warrants attached to these shares. The money was raised through a private placement to three sophisticated/accredited investors.

The Company issued and sold the securities pursuant to certain exemptions from registration provided by Rule 506 of Regulation D and Section 4 (2) and Sections 4 (6) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Form 8-K filed under date of March 6, 2007 with respect to change of independent accounting firms.

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

GENER8XION ENTERTAINMENT, INC.

Dated: June 14, 2007	By:	/s/ Matthew Crouch

Matthew Crouch, Chief Executive Officer

Dated: June 14, 2007	By:	/s/ Marilyn Beaubien

Marilyn Beaubien Chief Financial Officer