Form 10QSB
period 2007-07-31
Gener8xion Entertainment, Inc.
filed 2007-09-20
CIK 803034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended July 31, 2007

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

Outstanding common stock, $.01 par value as of September 18, 2007: 18,088,045 shares

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

Gener8Xion Entertainment, Inc.
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements
Consolidated balance sheets - July 31, 2007 (unaudited) and October 31, 2006 (audited)

Consolidated statements of operations - Three months ended July 31, 2007 (unaudited) and 2006 (unaudited) and nine months ended July 31, 2007 (unaudited) and 2006 (unaudited).

Condensed consolidated statements of cash flows - Nine months ended July 31, 2007 (unaudited) and 2006 (unaudited).

Notes to unaudited consolidated financial statements

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Controls and Procedures

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

	Gener8Xion Entertainment, Inc.
	Consolidated Balance Sheets

	As of	As of
	July 31, 2007	October 31, 2006
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$16,975	$157,760
Cash-restricted	653,243	616,396
Receivables (net of reserve, includes $107,129 due from related party at October 31, 2006)	2,425,063	4,551,598
Inventory (includes $60,000 related party purchase)	971,096	962,289
Prepaid expenses and other current assets	27,062	14,200
Total current assets	4,093,439	6,302,243

Equipment:
Rental equipment	-	200,000
Production equipment	253,525	271,125
Lighting equipment	59,526	59,526
Other equipment	53,536	53,536
	366,587	584,187
Accumulated depreciation	(173,962)	(257,938)
Equipment, net	192,626	326,249

Goodwill	439,254	439,254

Total assets	$4,725,319	$7,067,746
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$549,850	$704,099
Accrued liabilities	667,396	113,040
Accrued revenue participation	2,687.975	-
Accrued interest-prints and advertising	158	285,714
Advance from affiliate	70,452	-
Loan payable - prints and advertising	-	6,000,000
Note payable - affiliate	10,000	-
Line of credit	50,000	9,468
Deferred income-related party	-	8,596
Deferred income-other	133,850	243,750
Total current liabilities	4,169,681	7,364,668
Total liabilities	4,169,681	7,364,668

Commitments and contingencies (Note 2)

Stockholders' equity (deficit):
Preferred stock, $0.01 par value-5,000,000 shares authorized, none issued and outstanding
Common stock, $0.01 par value-50,000,000 shares authorized, 18,088,045 issued and outstanding at July 31, 2007 and 17,632,250 at October 31, 2006	180,881	176,323
Additional paid-in capital	7,493,093	7,013,363
Accumulated deficit	(7,118,336)	(7,486,608)
Total stockholders' equity ( deficit)	555,638	(296,922)

Total liabilities and stockholders' equity	$4,725,319	$7,067,746

The accompanying notes are an integral part of these consolidated financial statements.

	Gener8Xion Entertainment, Inc.
	Condensed Consolidated Statements of Operations
	(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2007	2006	2007	2006

Revenue
Rental income - related party	$-	$12,894	$8,596	$38,682
Production revenues	2,085,688	74,999	8,461,047	301,599
Sales - lighting products	167,302	149,219	609,870	617,864
Total revenue	2,252,990	237,112	9,079,513	958,145

Cost of revenue
Cost of production	1,923,690	63,418	5,315,561	209,710
Cost of lighting products	111,460	76,790	376,479	394,723
Rental expense - depreciation	-	7,143	7,143	21,429
Total cost of revenue	2,035,149	147,351	5,699,183	625,861

Gross profit	217,841	89,761	3,380,330	332,284

General and administrative expenses	655,995	499,654	2,093,628	3,981,493

(Loss) income from operations	(438,154)	(409,893)	1,286,702	(3,649,209)

Other income (expense)
Loss on sale and abandonment of equipment	-	-	(10,560)	-
Interest income	12,818	3	19,170	910
Interest expense	(125,910)	(1,343)	(924,591)	(1,343)
Total other expenses	(113,091)	(1,341)	(915,981)	(433)

(Loss) income before income taxes	(551,246)	(411,234)	370,721	(3,649,642)

Income tax expense	1,282	2,153	2,262	5,453

Net (loss) income	$(552,527)	$(413,387)	$368,459	$(3,655,095)

Net (loss) income per common share - basic
and diluted	$(0.03)	$(0.02)	$0.02	$(0.22)

Weighted average common shares
outstanding - basic and diluted	18,046,085	16,691,740	17,856,391	16,621,691

The accompanying notes are an integral part of these consolidated financial statements.

Gener8Xion Entertainment, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended July 31,
	2007	2006
Cash flows from Operating Activities:
Net income (loss)	$368,459	$(3,655,095)
Adjustments to reconcile net loss
to net cash provided by (used for) operations:
Depreciation	75,231	82,370
Reserve for bad debts	15,000	23,184
Stock based compensation expense	51,725	2,656,212
Loss on sale of equipment	42,832	-
Loss on abandonment of equipment	10,560	-
Changes in operating assets and
liabilities
Cash - restricted	(36,847)	-
Receivables	2,111,136	(150,795)
Receivables-related party	-	(387,000)
Inventory	(8,994)	(466,082)
Prepaid expenses and other current assets	(12,463)	(22,508)
Accounts payable	(154,249)	348,113
Accounts payable - related party	-	63,000
Accrued liabilities	3,242,330	154,213
Accrued interest-prints and advertising	(285,556)	-
Deferred income-other	(109,900)	243,750
Deferred income-related party	(8,596)	117,192
Net cash provided by (used for) operating activities	5,300,669	(993,446)

Cash flows from Investing Activity:
Purchase of equipment	-	(87,806)
Proceeds from sale of equipment	5,000	-
Net cash used for investing activities	5,000	(87,806)

Cash flows from Financing Activities:
Advances from affiliates	70,452	8,000
Borrowings from related parties		100,000
Loan payable-prints and advertising	(6,000,000)	-
Loan payable-other	10,000
Proceeds from line of credit	40,531.55	6,930
Proceeds from sale of common stock	432,563	290,000
Net cash provided by financing activities	(5,446,453)	404,930

Net decrease in cash	(140,785)	(676,322)

Cash at beginning of year	157,760	689,660
Cash at end of year	$16,975	$13,338

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$924,433	$1,343
Taxes	$2,262	$5,453

The accompanying notes are an integral part of these consolidated financial statements.

Gener8xion Entertainment, Inc.
Notes to Unaudited Consolidated Financial Statements
July 31, 2007

1. Nature of Operations and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements pursuant to Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 2007 are not necessarily indicative of operating results that may be expected for the year ending October 31, 2007. For further information, refer to the financial statements and footnotes included in the Company’s Form 10-KSB for the year ended October 31, 2006

The consolidated financial statements include the accounts of Gener8Xion Entertainment, Inc. Its wholly owned subsidiary is dormant and has no assets or liabilities. The subsidiary had no operations in fiscal 2007 and 2006.

The accompanying financial statements have been prepared on a going concern basis of accounting, in view of significant losses during fiscal 2006. The Company’s ability as a going concern will be dependent on its ability to generate sales and additional financing. Management believes that with anticipated additional financing, expected operating cash flows coming from the Cinemills business, expanded television production and revenue from the release of the film, “One Night with the King” and the upcoming release of film, “Noëlle,” the Company should be able to continue as a going concern for a reasonable period of time.

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

If the Company does not meet any one of the preceding conditions, the Company defers recognizing revenue until all of the conditions are met. If a licensing arrangement covering a single film provides that an entity will receive a flat fee, then the amount of that fee is considered fixed and determinable. In such instances, the Company recognizes the entire amount of the license fee as revenue when it has met all of the other conditions of paragraph .07. The Company recognized film distribution revenue in the nine months ended July 31, 2007.

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

With respect to the film, “One Night with the King”, revenues and costs were presented on a gross basis, as the Company assumed all risks and rewards of the film distribution. As of July 31, 2007,”One Night with the King” was the only source of film revenue for the Company

Cash

For the purposes of the consolidated balance sheets and consolidated statements of cash flows, all highly liquid investments with original maturities of three months or less are considered cash equivalents. The Company maintains bank accounts with balances which, at times, may exceed federally insured limits. As of July 31, 2007 the bank account balances exceeded this limit by $553,243. The Company has not experienced any losses on such accounts. The Company believes it is not exposed to any significant risk on bank deposit accounts.

Accounts Receivable

The following table represents the breakdown of the accounts receivable balance at July 31, 2007 compared to the balance at October 31, 2006. The allowance for doubtful accounts is the Company’s best estimate of accounts receivable collectibility and requires management’s judgment. It is at least reasonably possible that the Company's estimate of the allowance for doubtful accounts will change in the near-term.

	As of July 31, 2007	As of October 31, 2006

ONWTK	$2,323,297	$4,352,929
TV Production	15,000	15,000
Cinemills	91,290	177,846
Reserve for doubtful accounts	(15,000)	-
Other	10,476	5,823

Net receivables	$2,425,063	$4,551,598

Inventory

The following table represents the breakdown of inventory balance at July 31, 2007 compared to the balance at October 31, 2006. The cost of lighting parts and finished lighting equipment is stated at the lower of cost (first-in, first-out) or market.

	As of July 31, 2007	As of October 31, 2006

Film inventory (includes $60,000 related party purchase)	$225,376	$197,148
TV inventory	62,402	175,343
Cinemills lighting inventory	683,318	589,798

Total inventory	$971,096	$962,2892

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

During the quarter ended April 30, 2007, the Company sold its rental equipment to a related party entity, a company controlled by the President of the company. The Company also abandoned certain production equipment during the quarter ended April 30, 2007. See table below.

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

During the first nine months of fiscal 2007 the Company was unable to generate the prices that it anticipated on inventory sold and was required to sell the products with a smaller gross profit. However, this will be considered as of the next measurement date, October 31, 2007.
Per paragraph 26 of SFAS 142, this impairment test is required to be done annually, the next date being October 31, 2007.  We will again at that point estimate the future cash flows, given the added input of an additional year's operating results for Cinemills, and will at that time determine if any impairment loss should be recorded.  There have been no triggering events, as set forth in paragraph 28 of SFAS 142 (i.e. no change in legal factors, adverse action, unanticipated competition, etc.) which would require the acceleration of the measurement date.

Debt

On August 28, 2006, the Company entered into a Loan and Security Agreement with Windfall Financial, LLC, a Delaware limited liability company (“Windfall”) whereby the Company and its co-borrower, One Night With The King, Inc., a California corporation, received a loan of $6,000,000 (with a commitment for an additional $2.5 million under certain circumstances) to finance the prints and advertising costs and expenses of the film “One Night With The King.” The Company is the principal distributor of the film. The film had its nationwide release on October 13, 2006. The terms of the loan agreement includes: a restricted collection account held by the Company for gross receipts of the Film in all media; the loan is to be repaid from collection account as monies are received; the loan is to be repaid at 120% of the total principal amount within nine months of receipt of the loan funds, and any balance remaining after nine months is subject to addition interest rate of prime plus 3%, with an additional 1% is added to the prime rate on any outstanding balance each year thereafter. The loan agreement expires October 13, 2011. As of July 31, 2007, the loan of $6,000,000 and accrued interest of $1,200,000 was paid in full by the Company

In December 2006 a short term advance was made to the Company by the president of the Company’s Cinemills division for working capital purposes. The balance at July 31, 2007 was $70,452. The advance is payable on demand and bears interest at a rate of 9% per year. The interest on the loan is paid monthly.

In April 2007 a short term loan of $150,000 was made to the Company by a company controlled by an officer of the Company for working capital purposes. The stated interest rate on the note was 7.750% per annum. As of July 31, 2007, the loan of $150,000 and accrued interest of $1,539 was paid in full by the Company.

In May 2007, a short term loan of $10,000, which is payable upon demand, was made to the Company by an independent third party entity.. The stated interest rate on the note was 7.750% per annum.

Commitments and Contingencies

In connection with a distributorship agreement with a major supplier of lighting and related products (FilmGear), the Company has entered into a purchase agreement October 2005, committing to purchase $2,000,000 of lighting products per year, in exchange for exclusivity in the North American territory.  Due to a number of factors, including competition in the North American market this purchase commitment has not been fulfilled, and both parties are attempting to renegotiate the agreement.  The potential impact upon the Company’s lighting sales of the loss of this contract and/or exclusivity in North America would not have a material impact on the Company. During the nine months ended July 31, 2007, inventory from FilmGear represented 20% of total lighting equipment sales. Pending resolution of a renegotiation with FilmGear, the Company is currently making purchases from such supplier on an “as needed” basis. There is no credit hold and FilmGear is supplying everything that the Company requests in inventory.
In November 2006 the Company signed an exclusive sales agreement with another California supplier (LEDZ, Inc.). The sales agreement with LEDZ, Inc. was revised in September 2007 and changed to a management sales and operational agreement whereby LEDZ will operate and sell its products from the Cinemills facilities, pay $4,000 per month to the company for the use of its facilities, and pay the Company an additional 20% commission on any net sales initiated by the efforts of the combined staff.

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

Common stock equivalents, consisting of stock options for the purchase of 3,782,000 shares of common stock (3,210,000 issued year ended October 31, 2006 and 572,000 issued year ended October 31, 2005), have been excluded from the diluted weighted average shares for the three months and nine months ended July 31, 2007 because their effect is anti-dilutive.

Below is a schedule of common stock equivalents excluded from the dilutive earnings per share calculation due to their anti-dilutive affect.

	Options Outstanding at July 31, 2007	Exercise Price	Average Fair Value Per share as of July 31, 2007	Ending Price Per share as of July 31, 2007

Options Issued January 2005	472,000	$1.25	$0.62	$0.25
Options Issued January 2005	100,000	$2.00	$0.62	$0.25
Options Issued March 2006	3,210,000	$2.00	$0.62	$0.25

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

For the three and nine months ended July 31, 2007, the Company recognized stock compensation expense of $15,971 and $51,725, respectively.

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

No stock options were granted for the three and nine months ended July 31, 2007. The total options outstanding at July 31, 2007 were 3,782,000 with a weighted average exercise price (WAEP) of $0.80 per share. Options exercisable at July 31, 2007 were 3,696,667 with a WAEP of $0.80 per share.

The following summarizes the activity of the Company’s stock options that have not vested for the six months ended July 31, 2007:

	Shares	Weighted Average Fair Value
Non-vested at November 1, 2006	220,833	$0.61
Granted	-	-
Vested	135,501	0.61
Non-vested at July 31, 2007	85,332	$0.61

As of July 31, 2007, there was $29,280 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of six months. The total compensation expense recognized for the fair value of shares vested during the three and nine months ended July 31, 2007 was $15,971 and $51,725, respectively, compared to $20,546 and $2,616,985 for the three and nine month periods ended July 31, 2006.

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

In September 2005, the Company’s Cinemills’ division occupied office and warehouse space under a three year lease for $4,400 per month from a company in which an officer of the Company has a 50% interest. The lease, which was assumed as a component of the Cinemills acquisition, will expire on October 31 2007.

In December 2006 a short term advance was made to the Company by the president of the Company’s Cinemills division for working capital purposes. The balance at July 31, 2007 was $70,452. The advance is payable on demand and bears interest at a rate of 9% per year.

In April 2007 a short term loan of $150,000 was made to the Company by a company controlled by an officer of the Company for working capital purposes. The stated interest rate on the note was 7.750% per annum. As of July 31, 2007, the loan of $150,000 and accrued interest of $1,539 was paid in full by the Company.

The Company sold certain rental equipment to a related party entity controlled by its President. See Note 2.

5. Accrued Liabilities

Accrued liabilities consist of the following:

	As of July 31, 2007	As of October 31, 2007
Accrued compensation to officers and directors	$490,153	$17,567
Other accrued compensation	35,515	9,884
Accrued vacation	31,816	86,515
Other accruals	109,912	(926)
Total	$667,396	$113,040

6. Accrued Revenue Participation

The accrued revenue participation amount, which is based on earned revenue as of July 31, 2007on the distribution of the film, “One Night with the King,” consists of the following:

Investors	$2,186,287
Guilds residuals	491,756
Producers	9,932
Total	$2,687,975

Prior to accruing revenue participation for investors on the distribution of “One Night with the King”, the Print and Advertising cost, which was a loan to the Company, had to be repaid in full, including the stated interest. As of October 31, 2006 the company had only earned $4,352,929 in domestic theatrical revenue on the distribution of “One Night with the King.” The principal amount of the Prints and Advertising loan dated August 25, 2006 was $6,000,000. As a result no revenue participation for investors could be accrued. Guild residuals are not accrued on domestic theatrical revenue. Guild residuals are accrued on all DVD, Foreign and Ancillary sales.

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

In June 2007 the Company sold 150,785 shares of common stock at $1 per share for total proceeds of $150,785. There were no warrants attached to these shares. The money was raised through a private placement to a sophisticated/accredited investor.

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

The following presents segment information at July 31, 2007 and for the nine months then ended.

	TV and Film Production and Corporate	Lighting Equipment	Consolidated

Total Assets	$3,891,739	$833,580	$4,725,319
Total Liabilities	3,790,506	379,175	4,169,681
Revenue	$8,469,660	$609,853	$9,079,513
Cost of production and sales	5,322,704	376,479	5,699,183
Operating Expenses	1,705,332	388,296	2,093,628
Operating Income (Loss)	$1,441,623	$(154,921)	$1,286,702

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion, other than historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including when and if the Company has significant operations. Consequently, actual results may vary from management’s expectations.

Results of operations for the three months and the nine months ended July 31, 2007, as compared to the three months and the nine months ended July 31, 2006.

Rental income amounted to $0 and $8,596 for the three month and the nine month periods ended July 31, 2007. This compares to $12,894 for the three months and $36,682 for the nine months ended July 31, 2006. Related depreciation expense was $0 and $7,143, respectively, for the three months and nine months ended July 31, 2007, compared to $7,143 and $21,429 for the same periods of 2006. The equipment being rented was sold in the quarter ended April 30, 2007.

Revenue from lighting product sales amounted to $167,302 for the three months and $609,870 for the nine months ended July 31, 2007. This compares to $149,219 for the three months and $617,864 for the nine months ended July 31, 2006. The decrease in sales for the nine months ended July 31,, 2007 was primarily due to sales return of $35,000 Related cost of sales amounted to $111,460 for the three month period and $376,479 for the nine month period ended July 31, 2007, compared to $78,790 and $394,723 for the three month and nine month periods of 2006. The gross profit percentage was 33% and 38%, respectively, for the three and nine months ended July 31, 2007. This compared to 49% and 36% for the same periods of 2006.

Production revenue amounted to $2,085,688 for the three months and $8,461,047 for the nine months ended July 31, 2007. This compares to $74,999 for the three months and $301,599 for the nine months ended July 31, 2006. Related cost of production amounted to $1,923,690 for the three month period and $5,315,561 for the nine month period ended July 31, 2007. This compared to $63,418 and $209,710, respectively, for the same three month and six month periods of 2006. Revenue earned on the release of the Company’s first motion picture, “One Night with the King,” amounted to $2,085,688 and $8,153,603, respectively, for the three and nine months ended July 31, 2007. Related cost of production amounted to $1,824,911 and $4,791,741, respectively, for the three and nine months ended July 31, 2006.

	Net Revenue to Company	Revenue earned by Company as of July 31, 2007	Revenue received by Company as of July 31, 2007	Cash received by Company as of September 12, 2007

Domestic Theatrical	$5,509,909	$5,509,909	$5,497,579	$5,497,579

Home Video-DVD Sales	$6,316,154	$6,316,154	$4,474,257	$4,474,257

Foreign market	$632,525	$632,525	$163,422	$163,422

Ancillary Market	$47,942	$47,942	$47,942	$62,993

General and administrative expenses amounted to $655,995 for the three months and $2,093,628 for the nine months ended July 31, 2007. This compares to $499,654 for the three months and $3,981,493 for the nine months ended July 31, 2006. The major reasons for the decrease were:

1.
Stock option expense of $15,971 for the three months and $51,725 for the nine months ended July 31,  2007 compared to $20,546 for the three months and $2,656,212 for the nine months ended July 31,  2006.

2.	Salary expense of $362,690 for the three months and $1,024,292 for the nine months ended July 31, 2007 compared to $190,137 for the three months and $723,010 for the nine month ended July 31, 2006.
3.	Reimbursable production costs of $0 for the three months and nine months ended July 31, 2007 compared to $0 for the three months and $(390,000) for the nine months ended July 31, 2006.

Interest expense amounted to $125,910 for the three months and $924,591 for the nine months ended July 31, 2007. This compared to interest expense of $1,343 for the three months and $1,343 for the nine months ended July 31, 2006. Interest expense relates mainly to borrowings for the print and advertising for the movie, “One Night with the King.”

Loss on the abandonment of equipment amounted to $10,560 nine months ended July 31, 2006. There were no sales or abandonment of equipment in the same period of the prior year.

The Company incurred a net loss of $552,527 for the three months ended July 31, 2007 and earned net income of $368,459 for the nine months ended July 31, 2007. This compares to a net loss of $413,387 for the three months and a net loss of $3,655,095 for the nine months ended July 31, 2006. The net income for the nine months ended July 31, 2007 is primarily due the revenue earned on the release of the movie, “One Night with the King.”

Liquidity and Capital Resources

The Company’s current activities and operating expenses will require raising additional capital. During the three months and the nine months ended July 31, 2007 the Company raised gross proceeds of $150,785 and $432,563, respectively, from the sale of common stocks.

The Company’s primary source of liquidity has been funds earned from its production projects, funds earned from its Cinemills’ division and funds raised from private placements. The Company used   $5,105,669 cash in operating activities in the nine months ended July 31, 2007 compared to a negative cash flow from operations of $993,446 for the nine month period last year.

 The Company sold rental equipment with a net book value of $47,832 at a loss of $42,832 during the nine month period ended July 31, 2007. There were no purchases of equipment during the nine months ended July 31, 2007. During the nine months ended July 31, 2006 the company purchased $87,806 of equipment.

During the nine months ended July 31, 2007, the Company had negative cash flow of $5,446,453 from financing activities, which compares to $404,930 of positive cash flow during the same period in the prior year. This negative cash flow during the nine months ended July 31, 2007 resulted from the repayment of the print and advertising loan on the movie, One Night with the King.”

In March 2006 the Company entered into an agreement with Twentieth Century Fox Home Entertainment LLC for the North American distribution by Fox of the DVD to the Company's feature film "One Night with the King". The DVD was released in retail outlets throughout North America on January 30, 2007. As of July 31, 2007 the Company earned DVD sales revenue of $6,316,154. The Company received $4,474,257 of this revenue during the quarter ended July 31, 2007.

If we are unable to generate sufficient funds from current operations, including future revenues from the sale of DVD’s and from foreign and ancillary sales from “One Night with the King”, and from the sale of lighting products we will be unable to continue operations at its current level. We project that we will need to raise capital of approximately $2,000,000 to continue operations at its present level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company sold 455,795 shares of common stock for total proceeds of $432,563 during the nine months ended July 31, 2007. There were no warrants attached to these shares. The money was raised through a private placement to three sophisticated/accredited investors.

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

GENER8XION ENTERTAINMENT, INC.

Dated: September 18, 2007	/s/ Matthew Crouch
Matthew Crouch, Chief Executive Officer

Dated: September 18, 2007	/s/ Marilyn Beaubien
Chief Financial Officer