Form 10QSB/A
period 2007-10-02
Gener8xion Entertainment, Inc.
filed 2007-10-04
CIK 803034

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

EXPLANATORY NOTE

This Amendment No. 1 to this Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed in response to comments received by us from the Staff of the Securities and Exchange Commission (the “staff”). This Amendment corrects the previously issued condensed consolidated financial statements of Gener8Xion Entertainment, Inc. (the “Company”) for the quarterly period ended April 30, 2007, initially filed with the Securities and Exchange Commission (the “SEC”) on June 14, 2007 (the “Original Filing”). The corrections are required to:

1.
Reclass “loss on sale of equipment” from other expenses to operating expenses. Please see the effect of this change on the Company’s consolidated statements of operations and condensed consolidated statements of cash flows for the interim period ended April 30, 2007, and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2.	Add further clarification to “Note 2. Summary of Significant Accounting Policies – Goodwill.”
3.	Add further clarification to “Note 6. Accrued Revenue Participation, Page 13”

This Form 10-Q/A amends and restates only Items 1 and 2 of Part I. The remaining Items contained within this Amendment No. 1 on Form 10-Q/A consist of all other items originally contained on Form 10-Q for the quarter ended April 30, 2007. These remaining items are not amended hereby, but are included for the convenience of the reader. Except for the amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

Gener8Xion Entertainment, Inc.
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements
	Consolidated balance sheets - April 30, 2007 (unaudited) and October 31, 2006 (audited)	4

	Consolidated statements of operations - Three months ended April 30, 2007 (unaudited) and 2006 (unaudited) and six months ended April 30, 2007 (unaudited) and 2006 (unaudited)	5

	Condensed consolidated statements of cash flows - Six months ended April 30, 2007 (unaudited) and 2006 (unaudited)	6

	Notes to unaudited consolidated financial statements	7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3	Controls and Procedures	17

PART II	OTHER INFORMATION	17

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits and Reports on Form 8-K	18

SIGNATURES		18

Gener8Xion Entertainment, Inc.
Consolidated Balance Sheets

	As of	As of
	April 30, 2007	October 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,684	$157,760
Cash-restricted	200,353	616,396
Receivables	5,448,851	4,547,023
Inventory (includes $60,000 related party-both periods)	990,285	962,289
Prepaid expenses and other current assets	41,779	18,775
Total current assets	6,700,952	6,302,243

Equipment:
Rental equipment	-	200,000
Production equipment	253,525	271,125
Lighting equipment	59,526	59,526
Other equipment	53,536	53,536
	366,587	584,187
Accumulated depreciation	(154,197)	(257,938)
Equipment, net	212,391	326,249

Goodwill	439,254	439,254
Total assets	$7,352,597	$7,067,746
LIABILITIES AND STOCKHOLDERS' EQUITY/DEFICIENCY
Current liabilities:
Accounts payable	$697,822	$704,099
Accrued liabilities	489,743	113,040
Accrued revenue participation	2,928,986	-
Accrued interest-prints and advertising	1,087,039	285,714
Advance from affiliate	64,246	-
Loan payable - prints and advertising	867,887	6,000,000
Note payable - affiliate	145,000	-
Line of credit	48,515	9,468
Deferred income-related party	-	8,596
Deferred income-other	82,500	243,750
Total current liabilities	6,411,737	7,364,668

Commitments and contingencies (Note 2)

Stockholders' equity:
Preferred stock, $0.01 par value-5,000,000 shares authorized, none issued and outstanding
Common stock, $0.01 par value-50,000,000 shares authorized, 17,937,260 issued and outstanding	179,373	176,323
Additional paid-in capital	7,327,845	7,013,363
Accumulated deficit	(6,566,358)	(7,486,608)
Total stockholders' equity (deficiency)	940,860	(296,922)
Total liabilities and stockholders' equity/deficiency	$7,352,597	$7,067,746

The accompanying notes are an integral part of these consolidated financial statements.

Gener8Xion Entertainment, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2007	2006	2007	2006

Revenue
Rental income - related party	$-	$12,894	$8,596	$25,788
Production revenues	3,795,779	147,433	6,375,359	226,600
Sales - lighting products	263,219	375,175	442,568	468,645
Total revenue	4,058,999	535,502	6,826,523	721,033

Cost of revenue
Cost of lighting products	162,575	239,788	265,019	317,933
Cost of production	3,061,510	146,292	3,392,592	146,292
Rental expense - depreciation	-	7,143	7,143	14,286
Total cost of revenue	3,224,085	393,223	3,664,754	478,510

Gross profit	834,913	142,280	3,161,769	242,523

General and administrative expenses	887,635	2,755,021	1,437,462	3,482,632

(Loss) Income from operations	(52,722)	(2,612,741)	1,724,307	(3,240,110)

Other income (expense)
Loss on abandonment of equipment	(10,560)	-	(10,560)	-
Interest expense, net of interest income	(392,316)	4	(792,330)	908
Total other income (expense)	(402,876)	4	(802,890)	908

(Loss ) income before income taxes	(455,598)	(2,612,737)	921,417	(3,239,202)

Income tax expense	180	3,300	980	3,300

Net (loss) income	$(455,779)	$(2,616,037)	$920,437	$(3,242,502)

Net (loss) income per common share - basic
and diluted	$(0.03)	$(0.16)	$0.05	$(0.20)

Weighted average common shares outstanding – basic and diluted	17,845,075	16,619,583	17,776,796	16,586,667

The accompanying notes are an integral part of these consolidated financial statements.

Gener8Xion Entertainment, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended April 30,
	2007	2006
Cash flows from Operating Activities:
Net income (loss)	$920,437	$(3,242,502)
Adjustments to reconcile net income (loss)
to net cash provided by (used for) operations:
Depreciation	55,466	53,577
Stock based compensation expense	5,754	2,635,666
Loss on sale of equipment	42,832	-
Loss on abandonment of equipment	10,560	-
Changes in operating assets and
liabilities
Cash - restricted	416,043	-
Receivables	(901,828)	(251,264)
Receivables-related party	-	(394,298)
Inventory	(28,182)	(379,808)
Prepaid expenses and other current assets	(23,005)	(57,570)
Accounts payable	(6,278)	469,303
Accrued liabilities	3,305,688	17,239
Accrued interest-prints and advertising	801,325	-
Deferred income-other	(161,250)	293,749
Deferred income-related party	(8,596)	100,000
Net cash provided by (used for) operating activities	4,458,966	(755,909)
Cash flows from Investing Activity:
Purchase of equipment	-	(98,008)
Proceeds from sale of equipment	5,000	-
Net cash provided by investing activities	5,000	(98,008)
Cash flows from Financing Activities:
Advances from affiliates	209,246	-
Loan payable-prints and advertising	(5,132,113)	-
Proceeds from line of credit	39,047	-
Proceeds from sale of common stock	281,778	160,000
Net cash (used for) provided by financing activities	(4,602,042)	160,000
Net decrease in cash	(138,076)	(685,917)
Cash at beginning of period	157,760	689,660
Cash at end of period	$19,684	$3,743

Supplemental Disclosure of Cash Flow Information
Cash paid for (provided by):
Interest	$2,376	$-
Taxes	$980	$3,300

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

During the first six months of fiscal 2007 the Company was unable to generate the prices that it anticipated on inventory sold and was required to sell the products with a smaller gross profit. However, this will be considered as of the next measurement date, October 31, 2007.

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

Prior to accruing revenue participation for investors on the distribution of “One Night with the King”, the Print and Advertising cost, which was a loan to the Company, had to be repaid in full, including the stated interest. As of October 31, 2006 the company had only earned $4,352,929 in domestic theatrical revenue on the distribution of “One Night with the King.” The principal amount of the Prints and Advertising loan dated August 25, 2007 was $6,000,000. As the revenue participation for the investors is based on profit sharing after repayment of the Prints and Advertising loan, no revenue participation for investors could be accrued. Guild residuals are not accrued on domestic theatrical revenue. Guild residuals are accrued on all DVD, Foreign and Ancillary sales.

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

General and administrative expenses amounted to $887,635 for the three months and $1,437,462 for the six months ended April 30, 2007. This compares to $2,755,021 for the three months and $3,482,632 for the six months ended April 30, 2006. The major reasons for the decrease were:

1.
Stock option expense of $15,208 for the three months and $35,754 for the six months ended April 30, 2007 compared to $2,596,439 for the three months and $2,635,666 for the six months ended April 30, 2006.

2.	Salary expense of $365,903 for the three months and $641,602 for the six months ended April 30, 2007 compared to $199,348 for the three months and $532,873 for the six month ended April 30, 2006.

3.	Reimbursable production costs of $0 for the three months and six months ended April 30, 2007 compared to $(390,000) for the three months and six months ended April 30, 2006.

4.	Loss on sale of equipment of $42,832 for the three months and six months ended April 30, 2007 compared to $0 for the three months and six months ended April 30, 2006.

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

Loss on the abandonment of equipment amounted to $10,560 for the three and six months ended April 30, 2006. There was no abandonment of equipment in the same period of the prior year.

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

PART II - OTHER INFORMATION

This Form 10-QSB/A and our other filings with the Securities and Exchange Commission and public announcements contain “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks, uncertainties and other factors that may cause our actual results or performance to differ materially from any results of performance expressed or implied by those statements. Examples of forward-looking statements include predictive statements, statements that depend on or refer to future events or conditions, which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “should,” “would,” “may” or similar expressions, or statements that involve hypothetical events.

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

GENER8XION ENTERTAINMENT, INC.

Dated: October 3, 2007	By:	/s/ Matthew Crouch

Matthew Crouch, Chief Executive Officer

Dated: October 3, 2007	By:	/s/ Marilyn Beaubien

Marilyn Beaubien Chief Financial Officer