Form 10KSB/A
period 2006-10-31
Gener8xion Entertainment, Inc.
filed 2007-12-03
CIK 803034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB/A
(Amendment No. 1)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

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

EXPLANATORY NOTE

This Amendment No. 1 to this Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed in response to comments received by us from the Staff of the Securities and Exchange Commission (the “staff”) This Amendment corrects the previously issued condensed consolidated financial statements of Gener8Xion Entertainment, Inc. (the “Company”) for the year ended October 31, 2006, initially filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2007 (the “Original Filing”). The corrections are required to properly account for and provide further clarification for the following:

1.
An additional explanatory paragraph was added after the 2nd paragraph of “Item 1. Description of Business - Gener8Xion Motion Pictures Acquisitions” and after the last paragraph of “Item 7., Note 2. Summary of Significant Accounting Policies - Revenue Recognition.

2.	An introductory paragraph was added to “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as an overview.

3.	An additional explanatory paragraph was added after the 3rd paragraph of “Results of Operations for the year ended October 31, 2006 as compared to the year ended October 31, 2005.”

4.
An additional explanatory paragraph regarding allowance for doubtful accounts was added after the 2nd paragraph of “Item 6. Management’s Discussion and Analysis-Critical Accounting Policies and Use of Estimates.”

5.	Three additional explanatory paragraphs were added after the last paragraph of ““Item 6. Management’s Discussion and Analysis- Critical Accounting Policies and Use of Estimates.”

6.	Four additional explanatory paragraphs were added after the last paragraph of ““Item 6. Management’s Discussion and Analysis-Liquidity and Capital Resources.”

7.	An additional note (Note 11) was added to “Item 7.Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 11. Financial Reporting for Business Segments

8.	An additional explanatory paragraph was added as the 2nd paragraph of “Item 7.Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 11. Commitments and Contingencies.”

9.	Four additional explanatory paragraphs were added after the last paragraph of “Item 7.Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 3. Acquisition.”

This Form 10-K/A amends and restates only Item 1 of Part 1, Item 6 and Notes 2, 3 and 11 of Item 7 of Part 2. The remaining Items contained within this Amendment No. 1 on Form 10-K/A consist of all other items originally contained on Form 10-K for the year ended October 31, 2006. These remaining items are not amended hereby, but are included for the convenience of the reader. Except for the amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

GENER8XION, ENTERTAINMENT, INC.

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

On September 30, 2005, The Company entered into an Asset Purchase Agreement with Merd Holdings, LLC, doing business as Cinemills Corp. (“Cinemills”). The transaction was consummated with cash of approximately $440,000 and the issuance of 100,000 shares of common stock. The excess of cost over the fair value of the assets acquired amounted to $439,254 and was recorded as goodwill. The Company’s purchase price allocation has been finalized in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. A five year carrying value for impairment loss test was performed and it was determined the no impairment loss was required.

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

The Company has distribution rights to a feature film project, “ONE NIGHT WITH THE KING,” which is based on the novel “Hadassah” by Tommy Tenney. The theatrical release of its epic feature film "One Night With The King" ( (the Film) on October 13, 2006, has grossed over $4 million in its debut weekend, landing the film in the top ten bracket of highest grossing Films in the country. In addition, the Film placed 4thamongst this weekend’s nationally released films for the coveted ‘per-screen’ average number. This average is a good indicator of overall audience enthusiasm for a film and subsequent word-of-mouth marketing that occurs among movie going audiences. To date, the Film had grossed nearly $13,400,000 in domestic theatrical receipts. The Film was released on DVD January 30, 2007, with 250,000 DVDs sold in the first week of release.

As of October 31, 2006, the film, “One Night with the King,” had reported gross domestic theatrical rental from exhibitors of $10, 361,157. Of the domestic film revenues, the Company receives only net revenues after sales tax, the Exhibitors’ cost and the sub distributors’ costs are deducted. The Company earned $4,352,929 in net revenue as of October 31, 2006. As of April 30, 2007 the Company has received cash of $5,144,507 from its sub distributor (See schedule below). The first priorities for payment of the revenues received are to repay the amount advanced for prints and advertising and certain other costs plus an agreed return (aggregate $$7,787,000, of which $6,285,714 was accrued as of October 31, 2006). Of the remainder of the balance, 80% is paid to the investors of the movie production, approximately 9% to outside producer and 11% to the Company. Production revenues for the year ended October 31, 2006 is based on the application of these agreements. There was no distribution fee earned by the Company for the year ended October 31, 2006.

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

The Company also owns the complete rights to produce and distribute a novel by the late Dr. Bill Bright, entitled, “The Blessed Child”; the rights to the script for an animated feature length project entitled, “The Prodigal Son”, which the Company plans to enhance by applying an animation technique that incorporates 3D effects; the rights to the “Omega Code” (released theatrically in 1999 opening as the number Independent film of the year), “Omega Code 2” (theatrically released in Sept 2001), “Carman: The Champion” (Theatrically released in March of 2001). The company has also optioned the rights to the screenplay “Bump & the Night” which is a wonderful story of redemption that can have amazing urban appeal.

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

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company’s operating activities changed in November 2004. Since then, it has been engaged in film and television production and distribution, systems integration and studio facility management and rental of film and video equipment. Since September 2005, the Company has also been involved in the sales of film and video lighting equipment. The Company has not had a profit from these activities. Its ability to continue growth and develop additional sources of revenue is dependent on obtaining necessary funding. The Company is attempting to keep current costs and cash requirements to a minimum.

This discussion, with the exception of historical financial information, may consist of forward looking statements that involve risks and uncertainties, including whether and when Registrant will have ongoing business operations. Consequently, actual results may vary from management’s expectations.

Results of operations for the year ended October 31, 2006 as compared to the year ended October 31, 2005.

Rental income amounted to $51,576 for 2006 and $55,576 for 2005. Related depreciation expense was $28,571 in each of those years.

Other income-related party of $100, 000 for the year ended October 31, 2006 resulted from fees earned by the Company for facilitating an investment for a company owned by an officer of the Company No fee was earned in 2005.

Production revenue amounted to $4,710,595 for the year ended October 31, 2006 compared to $320,000 for the year ended October 31, 2005. Revenue earned on the domestic theatrical release of the Company’s first motion picture, “One Night with the King” amounted to $4,352,929. The related cost of production was $5,663,472 in 2006, which primarily related to print and advertising expense for the movie of $5,777,474. The Company received production cost refund from a related party of $390,000 in 2006. There was no related cost of production revenue in 2005.

The domestic theatrical revenue from “One Night with the King” expected to be earned subsequent to October 31, 2006 is approximately $1,210,000. Income from DVD sales and rentals is expected to exceed $5,000,000. As of April 30, 2007, the Company’s sub distributor had reported net income to the Company of approximately $4,474,000. Although the Company has not received a report from its foreign sub distributor as of April 30, 2007, foreign sales revenue is estimated at $250,000.

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

Stock option expense amounted to $2,676,758 for the year ended October 31, 2006, compared to $78,905 for the year ended October 31, 2005..

Interest expense-net includes interest income of $7,373 and interest expense of $288,123 for the year ended October 31, 2006, compared to $399 of interest income and $3,556 of interest expense for the year ended October 31, 2005. Interest expense relates mainly to borrowings for the print and advertising for the movie, “One Night with the King”.

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

The Company’s primary source of liquidity has been funds earned from its television production projects, funds earned from its Cinemills’ division and funds raised from private placements. The Company used   $6,680,749 cash in operating activities in fiscal 2006 and $970,813 in fiscal 2005.   The Company used   $88,223 in fiscal 2006 and $717,898 in fiscal 2005 in investing activities for the purchase of lighting and production equipment. In fiscal 2006 financing activities consisted principally of loan proceeds of $6,000,000 for print and advertising expenditures of the newly released feature film, “One Night with the King”, and sale of common stock in the amount of $846,000. In fiscal 2005 financing activities consisted principally of the sale of common stock totaling $2,418,480.

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

As of January 30, 2007, the Company had earned an additional $1,300,000 in theatrical rental revenue, which will continue to draw down the outstanding secured loan. The Film was also released on DVD on January 31, 2007. During the first week of DVD release, 250,000 DVDs were sold.

The report from the Independent Registered Public Accounting Firm on our financial statements for the year ended October 31, 2006 states that those financial statements have been prepared assuming that the Company will continue as a going concern. Further, that the Company has incurred operating losses since inception and that there is substantial doubt about our ability to continue as a going concern.

New financing will be required to fund working capital and operations should the Company be unable to generate positive cash flow from operations in the near future.  The Company is exploring the possible sale of equity securities and/or debt financing, and believes that additional financing will be available under terms and conditions that are acceptable to the Company.  The Company is also anticipating revenue from its DVD sales and rental, and its foreign and ancillary sales on its motion picture, “One Night with the King,” and from the sale of lighting products. However, there can be no assurance that additional financing will be available.  In the event financing is not available in the time frame required, the Company will be forced to reduce its rate of growth, if any, reduce operating expenses, curtail sales and marketing activities and reschedule research and development projects.  In addition, the Company might be required to sell certain of its assets or license its technologies to others.  These actions, while necessary for the continuance of operations during a time of cash constraints and a shortage of working capital, could adversely affect the Company’s business.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company’s ability to continue to raise capital and generate positive cash flows from operations.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

The Company continues to seek additional debt or equity investments to support the operating deficiency and enable the Company to fund possible business growth and development. In the event that such investments are not available when required, current operations would be curtailed by reducing expenses, deferring payment of compensation, discontinuing plans for new projects and the selling of assets. Some of those steps could cause the Company to be unable to continue as a going concern.

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

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company’s ability to continue to raise capital and generate positive cash flows from operations.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

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

We have audited the accompanying consolidated balance sheet of Gener8Xion Entertainment, Inc. (the “Company,” formerly CDMI Productions, Inc.) as of October 31, 2006, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gener8Xion Entertainment, Inc. as of October 31, 2006, and the consolidated results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/S/ Stonefield Josephson, Inc.

Los Angeles, California
February 9, 2007

Gener8Xion Entertainment, Inc.
Consolidated Balance Sheet
As of October 31, 2006
(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$157,760
cash-restricted	616,396
Receivables (includes $107,129 due from related party)	4,551,598
Inventory (includes $60,000 related party purchase)	962,289
Prepaid expenses and other current assets	14,200
Total current assets	6,302,243

Equipment:
Rental equipment	200,000
Production equipment	271,125
Lighting equipment	59,526
Other equipment	53,536
584,187
Accumulated depreciation	(257,938)
Equipment, net	326,249

Goodwill	439,254
Total assets	$7,067,746
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$704,099
Accrued liabilities	398,754
Loan payable - prints and advertising	6,000,000
Line of credit	9,469
Deferred income-related party	8,596
Deferred income-other	243,750
Total current liabilities	7,364,668
Total liabilities	7,364,668

Commitments and contingencies (Note 2)	-

Stockholders' deficit:
Preferred stock, $0.01 par value-5,000,000 shares authorized, none issued nor outstanding
Common stock, $0.01 par value-50,000,000 shares authorized, 17,632,250 issued and outstanding	176,323
Additional paid-in capital	7,013,363
Accumulated deficit	(7,486,608)
Total stockholders' deficit	(296,922)
Total liabilities and stockholders' deficit	$7,067,746

The accompanying notes form an integral part of these consolidated financial statements.

Gener8Xion Entertainment, Inc.
Consolidated Statements of Operations
(Audited)

	Year ended October 31,
	2006	2005

Revenues
Rental income - related party	$1,576	$55,576
Other income-related party	100,000	-
Production revenues	4,710,595	320,000
Sales - lighting products (includes $141,890 of sales to related party)	846,159	75,182
Total revenues	5,708,330	450,758
Cost of revenues
Cost of lighting products (includes $84,777 of costs related to sales to related party)	439,367	38,729
Cost of production, net of expense reimbursement from related party of $390,000	5,663,472	-
Depreciation on rental equipment	28,572	28,572
Total cost of revenues	6,131,411	67,301
Gross profit (loss)	(423,081)	383,457
General and administrative expenses	5,057,991	1,590,322
Loss from operations	(5,481,072)	(1,206,865)
Interest expense, net of interest income	(280,750)	(3,158)
Loss before income tax expense	(5,761,822)	(1,210,023)
Income tax expense	6,611	3,190
Net loss	$(5,768,433)	$(1,213,213)

Net loss per common share - basic
and diluted	$(0.34)	$(0.08)

Weighted average common shares
outstanding - basic and diluted	16,896,936	14,928,783

The accompanying notes form an integral part of these consolidated financial statements.

Gener8Xion Entertainment, Inc.
Consolidated Statements of Stockholder's Deficit

	Common stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount

Balance at October 31, 2004	6,358,750	$63,588	$407,905	$(504,962)	$(33,469)

Common stock issued in asset purchase agreement to Matt and Laurie Crouch November 18, 2004	2,640,000	26,400	(26,400)		-
Common stock issued to Officer in employment agreement November 18, 2004	6,160,000	61,600	123,200		184,800
Common stock issued to consultant for services	20,000	200	1,800		2,000
Sale of common stock August, 2005, net of $114,145 offering cost	762,500	7,625	1,410,855		1,418,480
Common stock issued to owners of Merd Holdings in asset purchase agreement September 30, 2005	100,000	1,000	179,000		180,000
Sale of common stock October, 2005	500,000	5,000	995,000		1,000,000
Stock based compensation expense			78,905		78,905
Net loss for the year ended October 31, 2005				(1,213,213)	(1,213,213)

Balance at October 31, 2005	16,541,250	$165,413	$3,170,265	$(1,718,175)	$1,617,503

Sale of common stock January, 2006	75,000	750	149,250		150,000
Sale of common stock February, 2006	5,000	50	9,950		10,000
Common stock issued to consultant for services in March 2006	200,000	2,000	218,000		220,000
Sale of common stock May, 2006	10,000	100	9,900		10,000
Common stock issued to consultant for services in May 2006	50,000	500	62,000		62,500
Sale of common stock June, 2006	110,000	1,100	108,900		110,000
Sale of common stock July, 2006	10,000	100	9,900		10,000
Sale of common stock August, 2006	275,000	2,750	272,250		275,000
Common stock issued to consultant for services in August 2006	75,000	750	48,000		48,750
Sale of common stock September, 2006	100,000	1,000	99,000		100,000
Sale of common stock October, 2006	181,000	1,810	179,190		181,000
Stock based compensation expense			2,676,758		2,676,758

Net loss				(5,768,433)	(5,768,433)

Balance at October 31, 2006	17,632,250	$176,323	$7,013,363	$(7,486,608)	$(296,922)

The accompanying notes form an integral part of these consolidated financial statements.

Gener8Xion Entertainment, Inc.
Consolidated Statements of Cash Flows
(Audited)

	Year ended October 31,
	2006	2005
Cash flows from Operating Activities:
Net loss	$(5,768,433)	$(1,213,213)
Adjustments to reconcile net loss
to net cash provided by (used for) operations:
Depreciation	111,000	64,023
Stock based compensation expense	2,676,758	78,905
Stock issued for services	331,250	2,000
Stock issued for employment agreement	-	184,800
Changes in operating assets and
liabilities
Receivables	(4,452,078)	(25,781)
Inventory	(656,073)	(13,628)
Inventory-related party	(60,000)	-
Prepaid expenses and other current assets	(7,925)	(11,422)
Accounts payable	579,009	-
Accrued liabilities	317,695	(36,497)
Deferred income-other	243,750	-
Deferred income-related party	4,298	-
Net cash used for operating activities	(6,680,749)	(970,813)

Cash flows from Investing Activities:
Purchase of Cinemills	-	(442,590)
Purchase of equipment	(88,223)	(275,308)
Net cash used for investing activities	(88,223)	(717,898)
Cash flows from Financing Activities:
Advances from affiliates	(2,000)	-
Net proceeds from repayment on borrowing from related parties	-	(43,314)
Loan payable-prints and advertising	6,000,000	-
Net proceeds from line of credit	9,468	-
Net proceeds from sale of common stock	846,000	2,418,480
Net cash provided by financing activities	6,853,468	2,375,166
Net increase in cash	84,496	686,455
Cash at beginning of year	689,660	3,205
Cash at end of year	$774,157	$689,660

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$280,750	$3,158
Taxes	$6,611	$3,190

Supplemental Disclosure of Non-Cash Financing Activities
Stock Issued for consulting services	$268,750	$2,000
Stock issued for Cinemills purchase	$-	$180,000
Stock issued for employment agreement	$-	$184,800

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

As of January 30, 2007, the Company had earned an additional $1,300,000 in theatrical rental revenue, which will continue to draw down the outstanding secured loan. The Film was also released on DVD on January 31, 2007. During the first week of DVD release, 250,000 DVDs were sold.

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

As of October 31, 2006, the film, “One Night with the King,” had reported gross domestic theatrical rental from exhibitors of $10, 361,157. Of the domestic film revenues, the Company receives only net revenues after sales tax, the Exhibitors’ cost and the sub distributors’ costs are deducted. The Company earned $4,352,929 in net revenue as of October 31, 2006. As of April 30, 2007 the Company has received cash of $5,144,507 from its sub distributor (See schedule below). The first priorities for payment of the revenues received are to repay the amount advanced for prints and advertising and certain other costs plus an agreed return (aggregate $$7,787,000, of which $6,285,714 was accrued as of October 31, 2006). Of the remainder of the balance, 80% is paid to the investors of the movie production, approximately 9% to outside producer and 11% to the Company. Production revenues for the year ended October 31, 2006 is based on the application of these agreements. There was no distribution fee earned by the Company for the year ended October 31, 2006.

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

Accounts Receivable

Accounts receivable represent mainly $4,352,929 of theatrical rentals due on the release of the feature film, One Night with the King, and $107,129 of receivable due from related party. The allowance for doubtful accounts is the Company’s best estimate of accounts receivable collectibility and requires management’s judgment. The company had no reserve at October 31, 2006. It is at least reasonably possible that the Company's estimate of the allowance for doubtful accounts will change in the near-term.

Inventory

Inventory principally consists of television and film productions not yet completed, and lighting parts and finished lighting equipments. The cost of lighting parts and finished lighting equipment is stated at the lower of cost (first-in, first-out) or market. Television and film inventory amounted to $372,491 at October 31, 2006. Lighting parts and finished lighting equipments amounted to $589,798 at October 31, 2006.

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

During the year ended October 31, 2006, the Company purchased $346,787 in inventory from FilmGear, a supplier from China. Under the purchase agreement, the Company’s commitment to purchase $2,000,000 in inventory was based on its list price. The list price of the inventory purchased at a cost of $346,787, was $762,490. The potential impact upon the Company’s lighting sales of the loss of this contract and/or exclusivity in North America would not have a material impact on the Company. During the year ended October 31, 2006, inventory from FilmGear represented 18% of total lighting equipment sales. The Company signed an exclusive sales agreement with another California supplier in November 2006. This supplier has the potential to replace the sales generated by inventory from FilmGear. Pending resolution of a dispute with the supplier, the Company is currently making purchases from such supplier on an “as needed” basis. There is no credit hold and FilmGear is supplying everything that the Company requests in inventory.

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
Stock-based employee compensation expense
included in reported net earnings
Stock-based employee compensation expense
determined under fair value based method,
net of tax	(72,183)
Net loss - pro forma	$(1,285,396)

Loss per share:
Basic - as reported	(0.08)
Basic - pro forma	(0.09)
Shares used in computing net income per share - basic and diluted	14,928,783

The following summarizes the activity of the Company’s stock options for the years ended October 31, 2006 and 2005:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at October 31, 2004	-	-
Granted	572,000	0.61
Exercised	-	-
Canceled or expired	-	-
Outstanding at October 31, 2005	572,000	0.61
Granted	3,210,000	0.80
Exercised	-	-
Canceled or expired	-	-
Outstanding at October 31, 2006	3,782,000	$0.80		0
Exercisable at October 31, 2006	3,561,167	$0.80	$0.61	0

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

As of October 31, 2006, the first measurement date, the Company evaluated its fair value in accordance with paragraph 24 of SFAS No. 142.  Inasmuch as quoted market prices were not available, the Company estimated the future cash flows from the Cinemills business, assuming some financing to increase inventory levels.  The Company believes that its estimates are consistent with SFAS 142 -- "Those cash flow estimates shall be based on reasonable and supportable assumptions and shall consider all available evidence."  Some financing would enhance the Company's ability to meet those projected cash flows, but as of the measurement date, the Company believed that this financing would be obtained because:

1. The theatrical release and DVD sales were estimated to be significant, based upon  “One  Night with the King’s” theatrical opening, which generated better than expected  revenue early in  the release of the film.

2. The Company’s investment consultant reviewed the Company’s operations at that time  and was  confident that the Company could raise additional funds in private placements  due to the  anticipated success of the recently released film, “One Night with the King,”  and the projected  earnings from the Company’s newly acquired Cinemills division.

Cinemills has generated operating losses since its acquisition.  However, those losses were not unexpected and did not preclude management from estimating, as of the October 31, 2006 measurement date, that there would be positive cash flows because the Company would use a portion of its additional capital to increase Cinemills’ inventory with more profitable items. This resulting increase in gross profit margins without adding any significant general and administrative expenses would enable Cinemills to generate positive cash flows. If Cinemills’ losses continue or if there are any triggering events, there could at that point be the requirement for an impairment loss.

In summary, management used its best estimate in the assumptions used in preparing the analysis; therefore, management believes that there was no impairment as of the October 31, 2006 measurement date.

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

As of October 31, 2006, DR&A, a related party, represented $107,129 of the Company’s accounts receivable balance of $4,551,598. Total sales to DR&A represented $141,890 or 17% of total lighting product sales of $846,159. Related cost of sales represented $84,777 or 17% of total cost of sales of $485,845.

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

In the quarter ended July 31, 2006, the Company sold 130,000 shares of common stock for $130,000 in a private placement to four sophisticated/accredited investors. There were no warrants attached to these shares.

In the quarter ended October 31, 2006, the Company sold 556,000 shares of common stock for $556,000 in a private placement to six sophisticated/accredited investors. There were no warrants attached to these shares.

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

Carryforward operating loss 10/31/05	$(1,623,685)
Operating loss 10/31/06	(5,761,822)
Additional depreciation for tax	(10,000)
Stock issued to consultants - nonqualify	331,250
Stock option expense - nonqualify	2,676,758
Total Operating Loss	(4,387,499)
Tax rate	40%
Deferred tax asset available	$(1,755,000)

Income tax provision at the statutory rate of 34% amounting to $1,921,619 in 2006 and $411,408 in 2005 differs from the amount in the accompanying financial statements due primarily to net operating losses for which tax benefit is totally offset by a valuation allowance.

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

11. Financial Reporting for Business Segments

The company reports its financial results in two segments: TV and Film Production and Corporate, and Lighting Equipment. The TV and Film Production and Corporate Segment is engaged in the financing, production, distribution and development of "family based" feature films, episodic television shows, animated features and documentaries, and the daily operations of the Company. The Lighting Equipment Segment, doing business as Cinemills, manufactures quality lighting equipment marketable worldwide to the motion picture, television, and related industries. The Company evaluates the performance of its business segments based on income before income taxes. Expenses under the direct control of each business segment and the expense of premises and equipment incurred to support business operations are allocated accordingly, by segment for the year ended October 31, 2006.

	TV and Film Production and Corporate	Lighting Equipment	Consolidated

Total Assets	$6,219,008	$848,738	$7,067,746
Total Liabilities	6,724,094	640,574	7,364,668
Revenue	$4,862,171	$846,159	$5,708,330
Cost of sales	5,692,044	439,367	6,131,411
Operating Expenses	4,540,785	517,206	5,057,991
Operating Income (Loss)	$(5,370,658)	$(110,414)	$(5,481,072)

Item 8. Changes in and Disagreements with Accountants on Auditing and Financial Disclosures

There have been no disagreements with the Accountants on audit and financial disclosures.

Item 8A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, and Principal Financial and Accounting Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this annual report on From 10-KSB (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were ineffective due to a significant amount of adjustments arising from the audit process. It was, therefore, recommended that material information relating to us would be made known to her by others within the Company, particularly during the period in which this annual report on Form 10-KSB was being prepared, and that additional staff is hired to facilitate accounting needs.

(b)	Changes in Internal Controls.

Based on the deficiencies noted in the evaluation above, corrective actions have been taken to hire additional staff to facilitate accounting needs, and to receive important information an a timely basis from others in the company.

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

Item 10. Executive Compensation

The following table discloses the compensation paid to Gener8Xion Entertainment, Inc.’s executive officers during the years ended October 31, 2006 and 2005:

SUMMARY COMPENSATION TABLE

				Awards		Payouts
Name and Principal			Other	Restricted Stock	Number of	Payments	All other
Position	Salary	Bonus	Compensation	Awards	Options	Payment	ompensation

Matthew Crouch,
CEO (1)
Fiscal 2006	$308,888	$2,500		$-	1,155,000
Fiscal 2005	331,154			184,000

Carlos De Mattos,
President (1)
Fiscal 2006	$220,635	$2,500			825,000
Fiscal 2005	207,629

Richard Cook,
Executive V.P.(2)
Fiscal 2006	$73,767	$2,000			525,000
Fiscal 2005	74,769

Marilyn Beaubien
CFO (2)
Fiscal 2006	$83,317	$2,000			375,000
Fiscal 2005	74,769

Marcos M. De Mattos
VicePresident (2)
Fiscal 2006	$86,562	$2,000			330,000
Fiscal 2005	74,769

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

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENT OF CLASS	RELATIONSHIP TO COMPANY

Matthew Crouch
3400 W. Cahuenga Blvd.
Hollywood, CA 90068	9,955,000	(1)	47%	CEO, Director

Carlos D. De Mattos
1125 North Lindero Canyon Rd.
Suite A-8 #209
Westlake Village, CA 91362	3,299,689	(2) (3)	16%	Stockholder

Yale Farar, trustee
Hillshire Trust
23679 Calabasas Rd. #412
Calabasas, CA 91302	1,232,100		6%	Stockholder

Marcos M. De Mattos
1855 Industrial St. Apt #610
Los Angeles, CA 90021	580,000	(4)	3%	Vice President

Richard Cook
34413 Desert Road
Acton, CA 93510	820,833	(5)	4%	Exec VP

Marilyn Beaubien
6358 La Rocha Drive
Los Angeles, CA 90068	433,750	(6)	2%	CFO

Tom Newman
3939 S. Harvard Ave.
Tulsa, OK 74135	17,500	(7)	*	Director

Ric Wake
745 5 th Ave. Suite 800
New York, NY 10151	17,500	(7)	*	Director

John R. Demsey
14724 Ventura Blvd., 6 th Floor
Sherman Oaks, CA 91403	37,500	(7)	*	Director

William B. Barnett
21550 Oxnard Street, Ste. 200
Woodland Hills , CA 91367	75,000	(8)	*	Director
All officers and directors as a
Group (9 individuals)	16,451,372	(9)	78%

* Less than 1%

(1)	Includes option to purchase 1,155,000 shares of the Registrant’s common stock at an exercise price of $2.00 per share. The options expire on March 1, 2011.

(2)	Includes 2,224,689 shares owned by CDM Interactive, Inc., a corporation of which Mr. De Mattos is a director, officer and principal shareholder and 250,000 shares owned by Mr. DeMattos’ dependent son.

(3)	Includes option to purchase 825,000 shares of the Registrant’s common stock at an exercise price of $2.00 per share. The options expire on March 1, 2011.

(4)	Includes option to purchase 330,000 shares of the Registrant’s common stock at an exercise price of $2.00 per share. The options expire on March 1, 2011.

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

(6)
Includes option to purchase 8,750 shares of the Registrant’s common stock at an exercise price of $1.25 per share. The options expire on January 11, 2010. Also includes option to purchase 375,000 shares of the Registrant’s common stock at an exercise price of $2.00 per share. The options expire on March 1, 2011. Also includes warrants to purchase 75,000 shares of the Registrant’s common stock at an exercise price of $4.00 per share. The warrants expire on February 28, 2010

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

Form 8-K filed under date of August 31, 2006 with respect to Items 1

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

Dated: November 29, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated:

Signature	Title	Date

/s/ Matthew Crouch	CEO/Director

/s/ Carlos D. De Mattos	President/Dierector

/s/ John R. Demsey, Jr.	Director

/s/ William Barnett	Director

/s/ Ric Wake	Director