Form 10KSB
period 2007-10-31
Gener8xion Entertainment, Inc.
filed 2008-02-13
CIK 803034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended October 31, 2007

GENER8XION ENTERTAINMENT, INC.
(Exact name of registrant as specified in charter)

Delaware	0-15382	13-3341562
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

2021 Lincoln Street, Burbank, CA, 91504
(Address of principal executive offices)

(323) 874-9888
(Registrant’s Telephone Number, including Area Code)

Securities registered under section 12 (b) of the Exchange Act: None

Securities registered under section 12 (g) of the Exchange Act: Common Stock, $.01 par value

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the last 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB. ☒

Aggregate market value of Registrants’ voting and non-voting common equity held by non-affiliates as of February 11, 2008 – approximately $3,625,609.

Outstanding common stock, $.01 par value as of February 11, 2008: 18,128,045 shares

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

On September 30, 2005, the Company entered into an Asset Purchase Agreement with Merd Holdings, LLC, doing business as Cinemills Corp. (“Cinemills”). The transaction was consummated with cash of approximately $440,000 and the issuance of 100,000 shares of common stock. The excess of cost over the fair value of the assets acquired amounted to $439,254 and was recorded as goodwill. The Company’s purchase price allocation has been finalized in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. A five year carrying value for impairment loss test was performed as of October 31, 2007 and it was determined that goodwill has been impaired. The Company has elected to take full impairment as of October 31, 2007.

General

The Company is an independent entertainment company engaged in the financing, production, distribution and development of "family based" feature films, episodic television shows, animated features and documentaries. The Company currently owns the distribution rights to eight film projects and five television projects. The Company expects to evaluate other projects from time to time and to pursue those that management deems to be appropriate. The Company will undertake such projects in the manner that management determines; the Company’s activities may include any of the activities described in the following description of industry practice or such other activities as management determines will further the business of the Company.

The motion picture industry may be broadly divided into two major segments: production, which involves the development, financing and other activities associated with making of motion pictures; and distribution, which involves the promotion and exploitation of completed motion pictures in a variety of media.

Historically, the largest companies, the so-called "Majors" and "Mini-Majors," have dominated the motion picture industry by both producing and distributing a majority of the motion pictures which generate significant theatrical box office receipts. Over the past 17 years "Independents" or smaller film production and/or distribution companies have played an increasingly significant and sizable role in the production and distribution of motion pictures needed to fill ever the increasing worldwide demand for filmed entertainment product.

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

In addition to the Mini-Majors, there are private or publicly held production and/or distribution companies, such as GENER8XION, (hereafter, collectively the “Independents”) which engage primarily in the production and/or distribution of motion pictures produced by companies other than those held by the Majors and Mini-Majors. Such Independents include, among others, Trimark Holdings, Genius Products, and Lions Gate Entertainment. The Independents typically do not own production studios nor do they employ as large a development and/or production staff as the Majors.

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

On October 13, 2006, the Company released its first motion picture, “ONE NIGHT WITH THE KING,” which is based on the novel “Hadassah” by Tommy Tenney. To date, the Film had grossed $13,396,000 in domestic theatrical receipts, $14,052,000 in DVD sales and rental, $823,000 in foreign sales, and $100,000 in the ancillary market. Of the gross film revenues, the Company receives only net revenues after sales tax, the Exhibitors’ cost and the sub distributors’ costs are deducted. As of October 31, 2007 the Company had earned $5,525,000 in domestic theatrical revenue, $6,698,000 in DVD revenue, $633,000 in foreign revenue, $79,000 in ancillary revenue and $2,000 in soundtrack sales. Of the total revenues earned, $12 937,000, as of October 31, 2007, $12,233,000 had been received as of October 31, 2007. The first priorities for payment of the revenues received were to repay the amount advanced for prints and advertising, guild royalties, and certain other costs plus an agreed return (aggregate $8,356,000). Of the remainder of the balance, 80% is paid to the investors of the movie production, approximately 9% to outside producer and 11%, which includes distribution fee, to the Company. Production revenues for the year ended October 31, 2007 is based on the application of these agreements.

On December 7, 2007, the Company released its second motion picture, “Noëlle,” which was released domestically in 200 screens. The movie, “Noëlle,” is a story of two priests, who both have problems, failures, secrets, and questions about their lives. It's a story of people who carry guilt and shame. It also has in it the meaning of Christmas, and that is a gift. The gift is one of a new beginning. Noëlle balances wit and pathos, legalism and relationship, guilt and grace in such a way that will ring true in both your heart and your head this yuletide season. The film will amuse and enchant, reminding us that miracles, in this season more than most, really do exist, and that the true meaning of the Christmas is close at hand when we embrace the gift of grace that is a child.'"

The Company also owns distribution rights to the feature documentary. “Lord save Us From Your Followers,” which is scheduled to be released in March, 2008; the rights to the script for an animated feature length project entitled, “The Prodigal Son”, which the Company plans to enhance by applying an animation technique that incorporates 3D effects; the rights to the “Omega Code” (released theatrically in 1999 opening as the number Independent film of the year), “Omega Code 2” (theatrically released in Sept 2001), “Carman: The Champion” (Theatrically released in March of 2001).  The company has also optioned the rights to the screenplay “Bump & the Night” which is a wonderful story of redemption that can have amazing urban appeal.

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

Employees

As of  October 31, 2007,  we seventeen  (17) employees.  Our employees are not unionized. We believe relationships with our employees and consultants are good.

Item 2.

Description of Property

As of October 31, 2007, the Company did not and currently does not own any real property.

The Company’s Cinemills’ division occupies office and warehouse space under a three year lease for $4,400 per month from a company in which an officer of the Company has a 50% interest. The lease expired October 31, 2007.  The lease was renewed for another three years at $4,840 per month with an expiration date of October 2010. As of August 1, 2006 the Company relocated its corporate office to 2021 Lincoln Street, Burbank, CA, 91504, which houses its Cinemills’ division.

As of January 1, 2007, the Company leased 5,000 square feet of additional office and production space in Hollywood, California on a month to month lease at $8,500 per month, the first month and $6,000 the second month and $5,000 per month thereafter.

Item 3.

Legal Proceedings

From time to time, we may be a party to legal proceedings incidental to our business.  We do not believe that any of these proceedings will have a material adverse effect on our business or financial condition.

Item 4.

Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.

Market for Company’s Common Equity and Related Stockholder Matters

The Registrant is authorized to issue 50,000,000 shares of common stock, $.01 par value, of which 18,128,045 were issued and outstanding at October 31, 2007. On that date, the Company’s common stock was held by approximately 186 beneficial owners.

To our knowledge there has been only minimal trading in the Company’s common stock for the 2005, 2006 and 2007 fiscal years. Our common stock is traded on the Over-the Counter Bulletin Board market under the symbol “GNXE” since January 2005, and “CDMP” since September 2002. The following table sets forth the high and low closing bid quotations for the common stock as reported by Yahoo Finance for the periods indicated. These quotations represent inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	YEAR ENDED		YEAR ENDED		YEAR ENDED		QUARTER ENDED
	10/31/2005		10/31/2006		10/31/2007		01/31/2008
	High	Low	High	Low	High	Low	High	Low
1st Qtr	3.50	0.22	1.63	1.25	0.77	0.72	0.38	0.34
2nd Qtr	3.00	2.15	1.70	0.75	0.72	0.68
3rd Qtr	3.00	1.60	1.50	0.60	0.44	0.41
4th Qtr	2.95	1.05	1.75	0.56	0.28	0.26

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

In October 2007, the Company also issued 40,000 shares as compensation for consulting services. The shares had a market value of $9,200 at the time of issuance.

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States which requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

We believe the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

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

If an entity does not meet any one of the preceding conditions, the entity should defer recognizing revenue until all of the conditions are met. If a licensing arrangement covering a single film provides that an entity will receive a flat fee, then the amount of that fee is considered fixed and determinable. In such instances, the entity should recognize the entire amount of the license fee as revenue when it has met all of the other conditions of paragraph .07. The company recognized film distribution revenue in 2007.

Film Costs

Film costs include the costs of licensing distribution rights and film development and production costs .  Film costs are stated at the lower of unamortized cost or market.  In accordance with Statement of Position (“SOP”) 00-2 “Accounting by Producers or Distributors of Films”, film costs are amortized using the film-forecast-computation method.  Utilizing this method, costs are amortized based on the ratio of actual current period gross revenues to estimated remaining total lifetime revenues.  These estimates are reviewed by management periodically.  Amortization is included in cost of goods sold in the Statements of Income.

Participation   Costs

Estimates of unaccrued ultimate participation costs, if any, are used in the individual-film-forecast-computation to arrive at current period participation cost expense. Participation costs are determined using assumptions that are consistent with the Company’s estimates of film costs, exploitation costs, and ultimate revenue.  If, at any balance sheet date, the recognized participation costs liability exceeds the estimated unpaid ultimate participation costs for an individual film, the excess liability is reduced with an offsetting credit to unamortized film costs. To the extent that an excess liability exceeds unamortized film costs for a film, it is credited to income.

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

For the year ended October 31, 2007, the Company recognized stock compensation cost of $67,696.

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

Results of operations for the year ended October 31, 2007 as compared to the year ended October 31, 2006 .

Rental income amounted to $8,596 for 2007 and $51,576 for 2006. Related depreciation expense was $7,143 for the year ended October 31, 2007 and $28,571 for the year ended October 31, 2006. The rental equipment was sold during the quarter ended April 30, 2007.

Other income-related party of $100, 000 for the year ended October 31, 2006 resulted from fees earned by the Company for facilitating an investment for a company owned by an officer of the Company. No such fee was earned in 2007.

Production revenue amounted to $9,010,682 for the year ended October 31, 2007 compared to $4,710,595 for the year ended October 31, 2006. The related cost of production was $5,784,732 for the year ended October 31, 2007 compared to $5,663,472 for the year ended October 31, 2006. Revenue earned from the release of the Company’s first motion picture, “One Night with the King,” amounted to $ 8,583,588 and $4,352,929, respectively, for the years ended October 31, 2007 and October 31, 2006. Related cost of production amounted to $5,496,839 and $5,777,474, respectively, for the years ended October 31, 2007 and October 31, 2006. Costs in 2006 were reduced by production cost refund from a related party of $390,000 in 2006. The gross profit percentage was 36% for the year ended October 31, 2007. This compared to gross loss percentage of (33%) for the year ended October 31, 2006. The increase in gross profit percentage was primarily due to the prints and advertising costs of the film being expensed in 2006 in accordance with AICPA Statement of Position 93-7, “Reporting on Advertising Costs.”

Markets the Film has been released in	Net Revenue to Company	Revenue earned by Company as of October 31, 2007	Revenue received by Company as of October 31, 2007	Received by Company as of January 7, 2008
Domestic Theatrical	$5,525,442	$5,525,442	$5,518,903	$5,523,589
Home Video-DVD Sales	$6,698,144	$6,698,144	$6,316,164	$6,698,144
Foreign market	$632,525	$632,525	$329,816	$329,816
Ancillary Market	$99,607	$78,907	$64,794	$99,607
Total	$12,955,718	$12,935,018	$12,229,677	$12,661,156

Revenue from sale of lighting equipment amounted to $843,021 for the year ended October 31, 2007 compared to $846,159 for the year ended October 31, 2006. The related cost of sales amounted to $567,673 for the year ended October 31, 2007 compared to $439,367 for the year ended October 31, 2006.  The gross profit percentage was 33% for the year ended October 31, 2007. This compared to 48% for the year ended October 31, 2006. The decrease in gross profit percentage was primarily due to:

1.

Return on sales of $194,582 for the year ended October 31, 2007 compared to $147,864 for the year ended October 31, 2006.

2.

Cash discount of $22,496 for year ended October 31, 2007. There was none in 2006.

3.

Lower gross profit margin on installation sales, which was new in fiscal 2007. Gross profit margin was 17% for installation sales of $129,002 and related cost of installation of $107,312.

General and administrative expenses amounted to $2,718,412 for the year ended October 31, 2007, compared to $5,057,991 for the year ended October 31, 2006. The major reasons for the decrease were:

1.

Stock option expense amounted to $67,696 for the year ended October 31, 2007, compared to $2,676,758 for the year ended October 31, 2006.

2.

Salary expense amounted to $1,319,702 for the year ended October 31, 2007, compared to $950,431 for the   year ended October 31, 2006.

3.

Loss on the sale of equipment amounted to $75,797 for the year ended October 31, 2007. There were no sales of equipment during the year ended October 31, 2006.

Interest expense amounted to $945,805 for the year ended October 31, 2007, compared to $288,123 for the year ended October 31, 2006. Interest expense relates mainly to borrowings for the print and advertising for the movie, “One Night with the King.”

Loss on the abandonment of equipment amounted to $10,560 for the year ended October 31, 2007. There was no abandonment of equipment the year ended October 31, 2006.

Loss on impairment of goodwill amounted to $439,254 for the year ended October 31, 2007, compared to $0 for the year ended October 31, 2006. The write-off was taken as a result of management's review of the annual impairment test performed on goodwill.

State income taxes were $4,678 for the year ended October 31, 2007 and $5,731 for the year ended October 31, 2006.

The Company incurred a net loss of $592,570 for the year ended October 31, 2007, compared to $5,768,432 for fiscal 2006. The loss in 2007 was primarily due to the $439,254 write-off of goodwill. The write-off was taken as a result of the annual impairment test performed on goodwill. The decrease in loss from the previous year was principally the result of the decreased stock compensation expenses discussed above, and the increase in production revenue from the release of the motion picture, “One Night with the King.”

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

General and administrative expenses amounted to $5,057,991 for the year ended October 31, 2006, compared to $1,590,322 for the year ended October 31, 2005. The major reasons for the increase were:

1.

Accounting fees of $125,842 for the year ended October 31, 2006, compared to $33,301 for the year ended October 31, 2005.

2.

Legal fees of $90,980 for the year October 31, 2006, compared to $60,843 for the year ended October 31, 2005.

3.

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

Liquidity and Capital Resources

The Company’s current activities and operating expenses will require raising additional capital.  During the year ended October 31, 2007, the Company raised gross proceeds $432,563 from the sale of common stocks. During the year ended October 31, 2006, the Company raised additional proceeds of $160,000 from the sale of Units (consisting of common stock and warrants) and $686,000 from the sale of common stocks with no warrants attached.

The Company’s primary source of liquidity has been funds earned from its production projects, funds earned from its Cinemills’ division and funds raised from private placements. The Company used  $4,974,689 cash in operating activities for the year ended October 31, 2007 compared to a negative cash flow from operations of $7,297,145 for the year ended October 31, 2006.

 The Company sold rental equipment with a net book value of $47,832 at a loss of $42,832 during the year ended October 31, 2007. The Company also sold lighting equipment at a loss of $32,965 during the year ended October 31, 2007.There were no purchases of equipment during the year ended October 31, 2007. During the year ended October 31, 2006 the company purchased $88,223 of equipment.

During the year ended October 31, 2007, the Company had negative cash flow of $4,814,593 from financing activities, which compares to $6,853,468 of positive cash flow during the year ended October 31, 2006. This negative cash flow during the year ended October 31, 2007 resulted from the repayment of the print and advertising loan on the movie, “One Night with the King.” In fiscal 2006 financing activities consisted principally of loan proceeds of $6,000,000 for print and advertising expenditures of the then newly released feature film, “One Night with the King”, and sale of common stock in the amount of $846,000.

In March 2006 the Company entered into an agreement with Twentieth Century Fox Home Entertainment LLC for the North American distribution by Fox of the DVD to the Company's feature film "One Night with the King". The DVD was released in retail outlets throughout North America on January 30, 2007. As of October 31, 2007 the Company earned DVD sales revenue of $6,698,144. The Company received $6,316,164 of this revenue during the year ended October 31, 2007.

In March 2007, the Company acquired the worldwide distribution rights to the film, “Noëlle,” in theatrical, home video and all other and ancillary markets of any kind, now existing or later created (i.e., pay TV, DVD, videos, foreign, etc) for a period of twelve years, subject to the terms and limits set forth in the agreement. The film was released domestically in 200 theatres on December 7, 2007.

If we are unable to generate sufficient funds from current operations, including future revenues from the sale of DVD’s and from foreign and ancillary sales from “One Night with the King”, and from the sale of lighting products we will be unable to continue operations at its current level. We project that we will need to raise capital of approximately $3,000,000 to continue operations at its present level.

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

Market Risk

The Company can give no assurance as to when, if ever, it will have sufficient revenues to cover its operating cash requirements and to fund maturing debt. Further, we can give no assurance that we will be able to continue to obtain funds from the sale equity securities or borrowings, or that the terms of such sales or borrowings will be as favorable as the terms of prior sales and borrowings. Our ability to obtain additional financing in the coming months will depend upon a number of factors, including market conditions, our results of operations, our success in the continued DVD sales from the Film and investors’ perception of our business and prospects. Sales of equity securities, or sales of convertible debt securities, could materially dilute our existing shareholders.

New financing will be required to fund working capital and operations should the Company be unable to generate positive cash flow from operations in the near future.  The Company is exploring the possible sale of equity securities and/or debt financing, and believes that additional financing will be available under terms and conditions that are acceptable to the Company.  The Company is also anticipating additional revenue from its DVD release of its motion picture, “One Night with the King”. However, there can be no assurance that additional financing will be available.  In the event financing is not available in the time frame required, the Company will be forced to reduce its rate of growth, if any, reduce operating expenses, curtail sales and marketing activities and reschedule research and development projects.  In addition, the Company might be required to sell certain of its assets or license its technologies to others.  These actions, while necessary for the continuance of operations during a time of cash constraints and a shortage of working capital, could adversely affect the Company’s business.

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

Item 7.

Financial Statements

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

To the Board of Directors

Gener8xion Entertainment Inc.

We have audited the accompanying consolidated balance sheet of Gener8xion Entertainment, Inc. as of October 31, 2007, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gener8xion Entertainment, Inc. as of October 31, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has had losses from operations, has negative working capital of approximately $988,000 and has a negative net worth of approximately $380,000. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in the notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Farber Hass Hurley & McEwen LLP

Camarillo, California

January 23, 2008

To the Board of Directors and Stockholders

of Gener8Xion Entertainment, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' deficit, and cash flows for the year October 31, 2006 of Gener8Xion Entertainment, Inc. (the “Company,” formerly CDMI Productions, Inc.) These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the  consolidated results of its operations and its cash flows for the year ended October 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

/S/ Stonefield Josephson, Inc.

Los Angeles, California

February 9, 2007

Gener8Xion Entertainment, Inc.

Consolidated Balance Sheet

As of October 31, 2007

(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$322,856
Cash-restricted	207,681
Receivables (net of $5,000 reserve for doubtful accounts)	808,113
Inventory	630,761
Prepaid expenses and other current assets	45,056
Total current assets	2,014,466
Film costs	468,152
Equipment:
Production equipment	253,525
Other equipment	53,536
Accumulated depreciation	307,061
Equipment, net	(167,165)
139,896
Total assets	$2,622,514

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$570,322
Accrued liabilities	662,499
Accrued revenue participation	849,152
Accrued interest-prints and advertising	17,298
Advance from employee and officer	103,308
Loan payable - prints and advertising	600,000
Loan payable - other	10,000
Line of credit	49,005
Deferred income-other	141,150
Total current liabilities	3,002,734
Total liabilities	3,002,734

Commitments and contingencies (Note 2)
Stockholders' deficit:
Preferred stock, $0.01 par value-5,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.01 par value-50,000,000 shares authorized, 18,128,045 issued and outstanding	181,281
Additional paid-in capital	7,517,864
Accumulated deficit	(8,079,365)
Total stockholders' equity	(380,220)
Total liabilities and stockholders' equity	$2,622,514

The accompanying notes form an integral part of these consolidated financial statements.

F-1

Gener8Xion Entertainment, Inc.

Consolidated Statements of Operations

(Audited)

	Year ended October 31,
	2007	2006
Revenues
Rental income - related party	8,596	51,576
Other income-related party	-	100,000
Production revenues	9,010,682	4,710,595
Sales - lighting products	843,021	846,159
Total revenues	9,862,299	5,708,329
Cost of revenues
Cost of lighting products	567,673	439,367
Cost of production	5,784,732	5,663,472
Depreciation on rental equipment	7,143	28,571
Total cost of revenues	6,359,548	6,131,410
Gross profit (loss)	3,502,751	(423,081)
General and administrative expenses	2,718,412	5,057,991
Loss on impairment of goodwill	439,254	-
Income (loss) from operations	345,085	(5,481,072)
Other income (expense)
Loss on abandonment of equipment	(10,560)	-
Interest income	24,250	7,373
Interest expense	(945,805)	(288,123)
Total other income (expense)	(932,115)	(280,750)
Loss before income tax expense	(587,030)	(5,761,822)
Income tax expense	5,540	6,611
Net loss	$(592,570)	$(5,768,433)
Net loss per common share – basic and diluted	$(0.03)	$(0.34)
Weighted average common shares outstanding – basic and diluted	17,917,305	16,896,936

The accompanying notes form an integral part of these consolidated financial statements.

F-2

Gener8Xion Entertainment, Inc.

Consolidated Statement of Stockholder's Deficit

	Common Stock		Additional Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at October 31, 2005	16,541,250	$165,413	$3,170,265	$(1,718,175)	$1,617,503
Sale of common stock January, 2006	75,000	750	149,250		150,000
Sale of common stock February, 2006	5,000	50	9,950		10,000
Common stock issued to consultant for services in March 2006	200,000	2,000	218,000		220,000
Sale of common stock May, 2006	10,000	100	9,900		10,000
Common stock issued to consultant for services in May 2006	50,000	500	62,000		62,500
Sale of common stock June, 2006	110,000	1,100	108,900		110,000
Sale of common stock July, 2006	10,000	100	9,900		10,000
Sale of common stock August, 2006	275,000	2,750	272,250		275,000
Common stock issued to consultant for services in August 2006	75,000	750	48,000		48,750
Sale of common stock September, 2006	100,000	1,000	99,000		100,000
Sale of common stock October, 2006	181,000	1,810	179,190		181,000
Stock based compensation expense for year ended October 31, 2006			2,676,758		2,676,758
Net loss				(5,768,433)	(5,768,433)
Balance at October 31, 2006	17,632,250	$176,323	$7,013,363	$(7,486,608)	$(296,922)
Sale of common stock November, 2006	104,000	1,040	102,960		104,000
Miscellaneous adjustment				(187)	(187)
Sale of common stock February, 2007	100,000	1,000	99,000		100,000
Sale of common stock April, 2007	101,010	1,010	76,768		77,778
Sale of common stock June, 2007	103,778	1,038	102,740		103,778
Sale of common stock June, 2007	47,007	470	46,537		47,007
Common stock issued to consultant for services in October 2007	40,000	400	8,800		9,200
Stock based compensation expense for year ended October 31 2007			67,696		67,696
Net income				(592,570)	(592,570)
Balance at October 31, 2007	18,128,045	$181,281	$7,517,864	$(8,079,365)	$(380,220)

The accompanying notes form an integral part of these consolidated financial statements.

Gener8Xion Entertainment, Inc.

Consolidated Statements of Cash Flows

(Audited)

	Year ended October 31,
	2007	2006
Cash flows from Operating Activities:	$(592,570)	$(5,768,433)
Net loss
Adjustments to reconcile net loss
to net cash provided by (used for) operations:
Depreciation	94,996	111,000
Reserve for bad debts	5,000	-
Loss on impairment of goodwill	439,254	-
Stock based compensation expense	67,696	2,676,758
Stock issued for services	9,200	331,250
Loss on sale of equipment	75,797	-
Loss on abandonment of equipment	10,560	-
Changes in operating assets and liabilities
Receivables	3,732,662	(4,452,078)
Inventory	(40,963)	(365,013)
Film costs	(95,849)	(351,060)
Prepaid expenses and other current assets	(25,031)	(7,925)
Accounts payable	(133,777)	579,009
Accrued liabilities	281,042	317,695
Accrued participation costs	849,152	-
Deferred income-other	(102,600)	243,750
Deferred income-related party	(8,596)	4,298
Net cash provided by (used for) operating activities	4,565,973	(6,680,749)
Cash flows from Investing Activity:
Cash - restricted	408,716	(616,396)
Purchase of equipment	-	(88,223)
Proceeds from sale of equipment	5,000	-
Net cash provided by (used for) investing activities	413,716	(704,619)
Cash flows from Financing Activities:
Advances from affiliates	103,308	(2,000)
Net proceeds from note payable	10,000	-
Loan payable-prints and advertising	(5,400,000)	6,000,000
Proceeds from line of credit	39,537	9,468
Proceeds from sale of common stock	432,562	846,000
Net cash (used for) provided by financing activities	(4,814,593)	6,853,468
Net decrease in cash	165,096	(531,900)
Cash at beginning of year	157,760	689,660
Cash at end of year	$322,856	$157,760
Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$927,738	$280,750
Taxes	$5,540	$6,611
Supplemental Disclosure of Non-Cash financing Activities
Stock Issued for consulting services	$9,200	$268,750

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

Reclassifications

 Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation.

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

If the Company does not meet any one of the preceding conditions, the Company should defer recognizing revenue until all of the conditions are met. If a licensing arrangement covering a single film provides that an entity will receive a flat fee, then the amount of that fee is considered fixed and determinable. In such instances, the entity should recognize the entire amount of the license fee as revenue when it has met all of the other conditions of paragraph .07. The Company recognized film distribution revenue in 2007.

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

With respect to the film, “One Night with the King”, revenues and costs were presented on a gross basis, as the Company assumed all risks and rewards of the film distribution. Please note that the Company’s gross revenue is the sub-distributor’s net receipts. As of October 31, 2007,”One Night with the King” was the only source of film revenue for the Company.

As of October 31, 2007, the Film had grossed $13,396,000 in domestic theatrical receipts, $14,052,000 in DVD sales and rental, $823,000 in foreign sales, and $100,000 in the ancillary market. Of the gross film revenues, the Company receives only net revenues from the sub-distributors after sales tax, the Exhibitors’ cost and the sub distributors’ costs are deducted. As of October 31, 2007 the Company had earned $5,525,442 in domestic theatrical revenue, $6,698,144 in DVD revenue, $632,525 in foreign revenue, $78,907 in ancillary revenue and $1,500 in soundtrack sales. Of the total revenues of $12,936,518 earned as of October 31, 2007, $12,231,177 had been received as of October 31, 2007. The first priorities for payment of the revenues received were to repay the amount advanced for prints and advertising, guild royalties, and certain other costs plus an agreed return (aggregate $8,152,000). Of the remainder of the balance, 80% is paid to the investors of the movie production, approximately 9% to outside producer and 11%, which includes distribution fee, to the Company. Production revenues for the year ended October 31, 2007 is based on the application of these agreements.

Cash

For the purposes of the consolidated balance sheets and consolidated statements of cash flows, all highly liquid investments with original maturities of three months or less are considered cash equivalents. The Company maintains bank accounts with balances which, at times, may exceed federally insured limits. As of October 31, 2007 the bank account balances exceeded this limit by $235,331.The Company has not experienced any losses on such accounts. The Company believes it is not exposed to any significant risk on bank deposit accounts.

Restricted Cash

Restricted cash has been segregated in the financials as this cash has been restricted for the purpose of receiving loans from investors that were limited to investments in specific film projects, receiving revenue earned for the various markets the film was released in, and repaying those loans and related revenue participation costs directly associated with the film, “One Night with the King.” As of October 31, 2007 the restricted bank account balances of $207,573 is not insured the Federal Deposit Insurance Corporation. The Company has not experienced any losses on such accounts. The Company believes it is not exposed to any significant risk on bank deposit accounts

Accounts Receivable

Accounts receivable relating to film revenues is due from the various exhibitors. Payments are collected by an unaffiliated well known company (the Company’s sub distributor), who provides the Company a monthly report of earned film revenue and the related outstanding balance, and remitted to Gener8Xion Entertainment. Accounts receivables from retailers, etc. for DVD sales are subsequently collected by the Company’s sub distributor, another unaffiliated well known company, and remitted to the Company on a quarterly basis. Management believes that no allowance for bad debts was considered necessary for accounts receivable relating to the film, “One Night with the King,” because the number of accounts was substantial with no individual account material. The major retailers, such as Target, Wal-Mart, and Best Buy, were well known and had a history of operations which led management to believe that no allowance was necessary.  Further, managements’ experience was that such receivables are paid within a year. DVD, foreign, and ancillary market sales are reported to the Company by the sub distributor.

The retailers and others are generally large companies with good payment history and management believed that no allowance was necessary.

The following table represents the composition of the accounts receivable balance at October 31, 2007 compared to the balance at October 31, 2006. The allowance for doubtful accounts is the Company’s best estimate of accounts receivable collectibility and requires management’s judgment. It is at least reasonably possible that the Company's estimate of the allowance for doubtful accounts will change in the near-term.

	As of October 31, 2007	As of October 31, 2006
ONWTK	$705,341	$4,352,929
TV Production	-	15,000
Cinemills Customer Receivables	107,772	177,846
Other	-	5,823
Reserve for doubtful accounts	(5,000)	-
Net receivables	$808,113	$4,551,598

Inventory

The following table represents the composition of the inventory balance at October 31, 2007 compared to the balance at October 31, 2006. The cost of lighting parts and finished lighting equipment is stated at the lower of cost (first-in, first-out) or market. Based on management’s review of the Company’s inventories, it was determined that the majority of  its inventories are not susceptible to obsolescence, and it was determined that no allowance was needed at this time.

	As of October 31, 2007	As of October 31, 2006
Cinemills lighting inventory	$637,168	$589,798
Total inventory	$637,168	$589,798

Film Costs

Film costs include the costs of licensing distribution rights and film development and production costs.  Film costs are stated at the lower of unamortized cost or market.  In accordance with Statement of Position (“SOP”) 00-2 “Accounting by Producers or Distributors of Films”, film costs are amortized using the film-forecast-computation method.  Utilizing this method, costs are amortized based on the ratio of actual current period gross revenues to estimated remaining total lifetime revenues.  These estimates are reviewed by management periodically.  Amortization is included in cost of goods sold in the Statements of Income.

The components of film costs consist of the following:

	As of October 31, 2007	As of October 31, 2006
Film and Television costs in process	$163,732	$312,491
Film and Television costs in development	24,500	-
Film and Television projects completed but not released	219,920	-
Film and Television projects in library	60,000	60,000
Total film costs	$468,152	$372,491

Property and Equipment

Property and equipment are carried at cost, net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Repairs and maintenance are charged to expense as incurred. Upon retirement or sale, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statement of operations. The cost of normal maintenance and repairs is charged to operations as incurred. Material expenditures, which increase the life of an asset, are capitalized and depreciated over the estimated remaining life of the asset. As noted in the table below, the Company abandoned certain production equipment during the quarter ended April 30, 2007.

	Rental Equipment sold	Lighting Equipment sold	Production Equipment abandoned
Book value at time of sale or abandonment	$200,000	$59,526	$17,600
Accumulated depreciation	(152,168)	(26,561)	(7,040)
Sale price	(5,000)	-	-
Loss on sale or abandonment	$42,832	$32,965	$10,560

The estimated useful lives of property and equipment are as follows:

Furniture and fixtures	3 years
Computer equipment	3 to 5 years
Production equipment	5 to 7 years

Depreciation expense amounted to $87,853 for the year ended October 31, 2007, compared to $82,429 for year ended October 31, 2006.

Depreciation expense on rental equipment to $7,143 for the year ended October 31, 2007, compared to $28,571 for year ended October 31, 2007. This rental equipment was sold April 2007.

Goodwill

Goodwill represents the excess of the cost of the acquired company (“Cinemills”) over the amount assigned to the assets acquired and liabilities assumed in the asset purchase agreement on September 30, 2005. The net book value of the assets purchased at September 30, 2005 was $186,684; the purchase price was $625 938; goodwill recognized was $439,254. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment indicators. The Company performed its annual impairment test as of October 31, 2007 in accordance with Statement on Financial Accounting Standards 142. The Company utilizes discounted cash flow models to determine fair value used in the goodwill impairment evaluation. Management’s estimates of fair value are based upon factors such as projected future sales, price increases, and other uncertain elements requiring significant judgments.  As a result of the impairment test, it was determined that goodwill was fully impaired as of October 31, 2007.

Accounts Payable

Accounts payable included one major vendor that made up more than 10% of the outstanding balance of $570,323 at October 31, 2007. The major vendor, Filmgear, had an outstanding balance of $165,558 or 29% of the total accounts payable balance at October 31, 2007.

Debt

In June 2006, the Company opened a line of credit with Santa Barbara Bank for a total amount of $50,000. The line of credit bears an interest rate of variable rate, Wall Street Journal Prime plus 2.25%. As of October 31, 2007 the outstanding balance was $49,005. Accrued interest on the outstanding balance is paid monthly.

On August 28, 2006, the Company entered into a Loan and Security Agreement with Windfall Financial, LLC, a Delaware limited liability company (“Windfall”) whereby the Company and its co-borrower, One Night With The King, Inc., a California corporation, received a loan of $6,000,000 (with a commitment for an additional $2.5 million under certain circumstances) to finance the prints and advertising costs and expenses of the film “One Night With The King.” The Company is the principal distributor of the film. The film had its nationwide release on October 13, 2006. The terms of the loan agreement includes: a restricted collection account held by the Company for gross receipts of the Film in all media; the loan is to be repaid from collection account as monies are received; the loan is to be repaid at 120% of the total principal amount within nine months of receipt loan funds, and any balance remaining after nine months is subject to addition interest rate of prime plus 3%, with an additional 1% is added to the prime rate on any outstanding balance each year thereafter. As of October 31, 2007, the loan of $6,000,000 and accrued interest of $1,200,000 was paid in full by the Company.

In December 2006 a short term advance was made to the Company by the president of the Company’s Cinemills division for working capital purposes. The balance at October 31, 2007 was $93,692. The advance is payable on demand and bears interest at a rate of 9% per year. The interest on the loan is paid monthly.

In April 2007 a short term loan of $150,000 was made to the Company by a company controlled by an officer of the Company for working capital purposes. The stated interest rate on the note was 7.750% per annum.  As of October 31, 2007, the loan of $150,000 and accrued interest of $1,539 was paid in full by the Company.

In May 2007, a short term loan of $10,000, which is payable upon demand, was made to the Company by an independent third party entity. The stated interest rate on the note was 7.750% per annum. This loan was subsequently paid in full by the Company in November 2007.

During the quarter ended October 31, 2007, the Company entered into Prints and Advertising Loan Agreements with five investors, whereby the Company received loans totaling $600,000 to finance the prints and advertising costs and expenses of the film “Noelle.” The Company is the principal distributor of the film. The film had its nationwide release on December 7, 2007. The terms of the loan agreement includes: the loan is to be repaid at 120% of the total principal amount no later than six months from the initial release date of the Film. As of October 31, 2007, the loan of $600,000 had accrued interest of $17,298.

Commitments and Contingencies

In connection with a distributorship agreement with a major supplier of lighting and related products (FilmGear), the Company has entered into a purchase agreement October 2005, committing to purchase $2,000,000 of lighting products per year, in exchange for exclusivity in the North American territory.  Due to a number of factors, including competition in the North American market this purchase commitment has not been fulfilled, and both parties are attempting to renegotiate the agreement.  The potential impact upon the Company’s lighting sales of the loss of this contract and/or exclusivity in North America would not have a material impact on the Company. During the year ended October 31, 2007, inventory from FilmGear represented 19% of total lighting equipment sales. Pending resolution of a renegotiation with FilmGear, the Company is currently making purchases from such supplier on an “as needed” basis. There is no credit hold and FilmGear is supplying everything that the Company requests in inventory.

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

Earnings Per Share

The Company computes earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic earnings (loss) per share are computed by dividing the net income (loss) for the period by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares outstanding during the period including common stock equivalents.

Common stock equivalents, consisting of stock options for the purchase of 3,782,000 shares of common stock (3,210,000 issued year ended October 31, 2006 and 572,000 issued year ended October 31, 2005), have been excluded from the diluted weighted average shares for the years ended October 31, 2007 and 2006 because their inclusion would be anti-dilutive.

Below is a schedule of common stock equivalents excluded from the dilutive earnings per share calculation due to their anti-dilutive affect.

	Options Outstanding at October 31, 2007	Exercise Price	Average Fair Value Per share as of October 31, 2007	Ending Price Per share as of October 31, 2007
Options Issued January 2005	472,000	$1.25	$0..54	$0.50
Options Issued January 2005	100,000	$2.00	$0..54	$0.50
Options Issued March 2006	3,210,000	$2.00	$0..43	$0.50

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

For the year ended October 31, 2007, the Company recognized stock compensation cost of $67,696.

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

No stock options were granted for the year ended October 31, 2007.  The total options outstanding at October 31, 2007 were 3,782,000 with a weighted average exercise price (WAEP) of $0.77 per share. Options exercisable at October 31, 2007 were 3,739,333 with a WAEP of $0.77 per share.

The following summarizes the activity of the Company’s stock options for the years ended October 31, 2007 and 2006:

	Shares	Weighted Average Exercise Price
Number of shares under option:
Outstanding at October 31, 2005	572,000	$0.61
Granted	3,210,000	0.80
Exercised	-	-
Canceled or expired	-	-
Outstanding at October 31, 2006	3,782,000	0.77
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at October 31, 2007	3,782,000	$0.77
Exercisable at October 31, 2007	3,739,333	$0.77

There was no intrinsic value with respect to the outstanding options as of October 31, 2007.

The following summarizes the activity of the Company’s stock options that have not vested for the year ended October 31, 2007:

	Shares	Weighted Average Fair Value
Non-vested at November 1, 2006	220,833	$0.61
Granted	-	-
Vested	178,166	0.61
Non-vested at October 31, 2007	42,667	$0.61

As of October 31, 2007, there was $13,309 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of three months. The total compensation expense recognized for the fair value of shares vested during the year ended October 31, 2007 was $67,696.

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

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactment of changes in the tax law or rates. The Company’s available deferred tax asset of approximately $1,788,556 arising primarily from the accumulated operating loss carry forwards, has not been reflected in the financial statements because a deferred tax valuation allowance has been recorded for the entire amount. The Company’s federal net operating losses of approximately $4,471,389 begin expiring in 2021.

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

Advertising

The company had minimal advertising costs of $5,902 in fiscal 2007 and $10,328 in fiscal 2006. Advertising costs are expensed as incurred.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has continuing losses from operations.  These matters raise doubt about the Company’s ability to continue as a going concern.

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

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” which permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of the Company’s first fiscal year that begins after November 15, 2007.

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

As of October 31, 2007, the second measurement date, the Company evaluated its fair value in accordance with paragraph 24 of SFAS No. 142.  Inasmuch as quoted market prices were not available, the Company estimated the future cash flows from the Cinemills business, assuming some financing to increase inventory levels.  The Company believes that its estimates are consistent with SFAS 142.

Cinemills has not yet achieved a level of independence that allows this division to cover its expenses. However, the Company has reduced costs in that division by cutting costs in its staff and trade shows.

This will help to reduce future losses as the company grows.

The Company believes that at this time goodwill has been impaired and has elected to take full impairment as of October 31, 2007.

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

In September 2005, the Company’s Cinemills’ division occupied office and warehouse space under a three year lease for $4,400 per month from a company in which the President of the Company has a 50% interest. The lease, which was assumed as a component of the Cinemills acquisition, expired on October 31 2007. The lease was renewed for another three years at $4,840 per month with an expiration date of October 31, 2010. As of August 1, 2006 the Company relocated its corporate office to 2021 Lincoln Street, Burbank, CA, 91504, which houses its Cinemills’ division.

As of January 1, 2007, the Company leased 5,000 square feet of additional office and production space in Hollywood, California on a month to month lease at $8,500 per month, the first month and $6,000 the second month and $5,000 per month thereafter.

In 2002, the Company purchased lighting equipment for $200,000 and leased the equipment under an operating lease for a five year term to a company controlled by an officer of the Company. After the expiration of the lease, pursuant to the lease agreement, the Company sold the equipment to the lessee for its fair market value of $5,000. The Company incurred a loss on the sale of $42,832.

In December 2006 a short term advance was made to the Company by the president of the Company’s Cinemills division for working capital purposes. The balance at October 31, 2007 was $93,692. The advance is payable on demand and bears interest at a rate of 9% per year. The interest on the loan is paid monthly.

In April 2007 a short term loan of $150,000 was made to the Company by a company controlled by an officer of the Company for working capital purposes. The stated interest rate on the note was 7.750% per annum.  As of October 31, 2007, the loan of $150,000 and accrued interest of $1,539 was paid in full by the Company.

In November 2006 the Company signed an exclusive sales agreement with another California supplier (LEDZ, Inc.). The sales agreement with LEDZ, Inc. was revised in September 2007 and changed to a management sales and operational agreement whereby LEDZ will operate and sell its products from the Cinemills facilities, pay $4,000 per month to the company for the use of its facilities, and pay the Company an additional 20% commission on any net sales initiated by the efforts of the combined staff. In October 2007 the President of the Company made a loan in the amount of $112,000 to the two principals of LEDZ for the purposes of providing working capital to LEDZ.

In September 2007 a short term loan of $46,097 was made to the Company by the president of the Company for working capital purposes. As of October 31, 2007 the outstanding balance owed to him was $9,616. No interest was incurred to this loan.

5. Accrued liabilities

Accrued liabilities at October 31, 2007 consists the following:

Accrued compensation to officers and directors	$560,410
Other accrued compensation	11,209
Accrued vacation	31,536
Other accruals	59,344
Total	$662,499

6. Accrued Revenue Participation

The accrued revenue participation amount, which is based on earned revenue as of October 31, 2007 on the distribution of the film, “One Night with the King,” consists of the following:

Investors	$573,164
Guilds residuals	205,125
Producers	70,863
Total	$849,152

7. Stockholders’ equity (deficit)

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

During fiscal 2007 the Company issued 40,000 shares of common stock with a fair market value of $9,200 for consulting services.

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

8. Deferred Liability

Deferred liability at October 31, 2007 consisted of $141,150 on unearned income on television projects not yet completed.

9. Income Tax

The Company’s available deferred tax asset of approximately $1,788,556 arising primarily from the accumulated operating loss carry forwards, has not been reflected in the financial statements because a deferred tax valuation allowance has been recorded for the entire amount. The Company’s federal net operating losses of approximately $4,471,389 begin expiring in 2021.

	Year ended October 31, 2007	Year ended October 31, 2006
Carryforward operating loss	$(4,331,941)	$(1,623,685)
Operating loss for the year	(587,030)	(5,761,822)
Additional Depreciation for tax	(10,000)	(10,000)
Goodwill Impairment excess over amortization for tax purposes ($439,254-$58,568)	380,686	-
Stock Issued to consultants - nonqualify	9,200	331,250
Stock Option Expense - nonqualify	67,696	2,676,758
Total Operating Loss	(4,471,389)	(4,387,499)
Tax rate	40%	40%
Deferred tax asset	(1,788,556)	(1,755,000)
Valuation Allowance 100%	1,788,556	1,755,000
Deferred tax asset, net	$-	$-

Income tax provision at the statutory rate of 34% which results in a tax benefit of $33,556 in 2007 and $1,959,020 in 2006 differs from the amount in the accompanying financial statements due primarily to net operating losses for which tax benefit is totally offset by a valuation allowance. The valuation allowance increased by $33,556 for the year ended October 31, 2007.

10. Subsequent Events

In November 2007 the Company entered into an agreement with Rocky Mountain Pictures, Inc. whereby Rocky Mountain agreed to provide distribution services for the release of the Company's feature film, "Noelle," in the U.S. Theatrical Marketplace.  The film’s release date was December 7, 2007. Rocky Mountain agreed to procure theatrical play dates for the film on no less than 200 screens with exhibitors in the markets directed by the Company. Rocky Mountain also agreed to provide the company with continuing reports of commitments from exhibitors with 100 screens guaranteed by November 25, 2007, and another 100 screens no later than November 30, 2007. The Company will receive all revenue after the deduction of Rocky Mountain's distribution fee and sales and marketing costs.

During November 2007, the Company entered into Prints and Advertising Loan Agreements with three additional investors, whereby the Company received loans totaling $300,000 to finance the prints and advertising costs and expenses of the film “Noelle.” The Company is the principal distributor of the film. The film had its nationwide release on December 7, 2007. The terms of the loan agreement includes: the loan is to be repaid at 120% of the total principal amount no later than six months from the initial release date of the Film.

During November 2007 Natrol, Inc, (Nasdaq: NTOL), a leading manufacturer and marketer of nationally branded nutritional products, and the Company executed a letter of intent for a strategic alliance to create a new Health and Wellness Division.  Natrol intends to exclusively license the “Living Pure” brand to Gener8Xion.

Natrol will assist GNXE in developing a Health and Wellness division and will provide products, services and strategy for GNXE’s community of interest and target market.  Natrol will provide executive support services of the Natrol CEO, COO and CFO functions at no cost to GNXE.  Other Natrol support and professional services, including, but not limited to, marketing, will be provided at cost plus ten percent (10%).  In consideration for the services to be provided by Natrol, Natrol may be entitled to seats on the GNXE Board of Directors, the number of which will be decided prior to execution of a definitive written agreement, and may be entitled to participate in the day-to-day management of GNXE, the extent of which will be decided prior to execution of a definitive written agreement.

Within seven (7) days following execution of this letter, the Company executed a convertible note with Natrol, Inc. in the amount of $150,000, convertible at Natrol’s option into 750,000 shares of common stock. The note is interest fee interest free and shall mature 180 days after the date of the Note, at which time Natrol shall have the option, at its sole and absolute discretion, to either be immediately paid the full amount of the Note or to receive the Shares.  If a definitive written agreement is entered into prior to the maturity date, Natrol shall forgive the debt represented by the Note in full and the above option will be cancelled.

In addition, GNXE will issue to Natrol warrants, options or similar instruments (“Warrants”) to be determined equal to forty percent (40%) of the fully diluted capital of GNXE, which the parties anticipate will be approximately 12,000,000 shares.  The Warrants will have a strike price of $0.80.

11. Financial Reporting for Business Segments

The company reports its financial results in two segments: TV and Film Production and Corporate, and Lighting Equipment. The TV and Film Production and Corporate Segment is engaged in the financing, production, distribution and development of "family based" feature films, episodic television shows, animated features and documentaries, and the daily operations of the Company. The Lighting Equipment Segment, doing business as Cinemills, manufactures quality lighting equipment marketable worldwide to the motion picture, television, and related industries. The Company evaluates the performance of its business segments based on income before income taxes. Expenses under the direct control of each business segment and the expense of premises and equipment incurred to support business operations are allocated accordingly, by segment for the year ended October 31, 2007.

	TV and Film Production and Corporate	Lighting Equipment	Consolidated
Total Assets	$2,243,494	$757,954	$3,001,448
Total Liabilities	2,610,081	771,588	3,381,669
Revenue	$9,019,278	$843,021	$9,862,299
Cost of sales	5,791,874	567,673	6,359,548
Operating Expenses	2,632,867	524,979	3,157,666
Operating Income (Loss)	$594,537	$(249,451)	$345,085

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

Item 8a.

Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, and Principal Financial and Accounting Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this annual report on From 10-KSB (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures are not effective and has implemented the following steps to improve disclosure controls and procedures.

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

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(A) of The Exchange Act

The current directors and officers of Gener8Xion Entertainment, Inc. are:

NAME	AGE	POSITION
Matthew Crouch	46	Chairman of the Board and Chief Executive Officer
Carlos D. De Mattos	55	President and Director
Marilyn Beaubien	54	Chief Financial Officer
John Dempsey	36	Director
Ric Wake	41	Director
William B. Barnett	66	Director
Richard J. Cook	36	Executive Vice President
Marcos M. De Mattos	31	Vice President

Matthew Crouch (age 46). Mr. Crouch became Chairman of the Board and Chief Executive Officer on November 18, 2004. Mr. Crouch has been the President of Gener8Xion Television, Inc., an independent film production company since 1993. Prior to 1993 Mr. Crouch served as Vice President of Trinity Broadcasting Network, (an owner of TV stations throughout the world), where for 15 years he oversaw all aspects of production for both the film and television divisions.

Carlos D. De Mattos (age 55). Carlos D. De Mattos became President and a Director in January 2005. For the past five years he has been and he remains as the Chairman of CDM Interactive Inc. (CDMI Ventures). Prior to founding CDMI Ventures, Mr. De Mattos was the Founder and Principal of Hollywood Rental Production Services and Olesen which are the nation's largest independent suppliers of complete "one-stop" services to the entertainment industry. Mr. De Mattos is a co-recipient of two Technical Achievement Awards from the Academy of Motion Picture Arts and Sciences in March 1983 and March 1985. He is also a co-recipient of a Technical Achievement Award from the Academy of Television Arts and Sciences in September 1989. He is a member of the Academy of Motion Picture Arts and Sciences and the American Society of Cinematographers.

Marilyn Beaubien (age 54). Marilyn Beaubien became Chief Financial Officer of the Company in December 2004 after working as Co Producer for the movie "One Night With The King". Between June 2002 and July 2004 Ms. Beaubien was President of Grace and Mercy Entertainment a sole proprietorship that prepared financial packages for various entertainment clients. From June 1998 until June 2002, she was Line Producer for Big Ticket Productions, Inc. Prior to that, she has been an associate producer and production controller for many television and film productions. Ms. Beaubien started her career as an audit senior with Price Waterhouse & Company. She is currently a member of the Producers Guild of America, Inc. and The Academy of Television Arts and Sciences.

John R. Dempsey (age 36). Mr. Dempsey, Jr. became a director and temporary Chief Executive and Chief Financial officer effective October 18, 2004.  On November 18, 2004 Mr. Dempsey resigned as Chief Executive Officer. Mr. Dempsey is a senior consultant for Arthur Consulting Group where he performs mergers and acquisition valuation and certain tax related valuation projects. Mr. Dempsey has an undergraduate degree in finance from Villanova University and an MBA from Pepperdine University and he is a Chartered Financial Analyst (CFA) charter holder with multiple designations in Risk Management.

Ric Wake (age 41) Mr. Wake became a Director of Gener8Xion Entertainment in January, 2005. From 1999 to 2003 he served as Sony Music Entertainment's Staff Producer and Senior Vice President of A&R. He presides over The W&R Group, a production company, and Notation Music, a publishing division which oversees the work of 30 songwriters and whose success includes covers by Jennifer Lopez, Marc Anthony, and Celine Dion. A producer since the late 80’s, Ric is a two-time Grammy winner for production work on Celine Dion's multi-platinum Album of the Year, "Falling Into You", and for "Best Compilation Soundtrack Album" for producing the soundtrack to the Academy Award winning Miramax film "Chicago: The Musical".

William B. Barnett (66) Mr. Barnett became a Director of Gener8Xion Entertainment in December, 2006. He is the principal in the firm of the Law Offices of William B. Barnett, where, for the past 30 years, he has represented public and private companies in the areas of corporate and securities law, mergers and acquisitions, corporate finance, and venture capital transactions.  His securities expertise includes public offerings, private placements, and '34 Act compliance.  He has extensive experience with a considerable array of entity choices, including joint ventures, limited partnerships, limited liability companies, and corporations, from formation through operations and dissolution.

Richard J. Cook (age 36). Richard J. Cook became Executive Vice President on January 1st 2005.  Mr. Cook has worked with and managed top entertaining industry professionals for over 12 years. He has over 5,000 visual effects for Television and Film in his repertoire (including being on the Academy Award winning team for "Best Visual Effects" for the feature film Independence Day).  Throughout his visual effects career, Mr. Cook has worked with over 50 different studios and production companies including Universal, Paramount, Warner Brothers, Disney and 20th Century Fox and on over 25 feature films and 30 television shows and commercials. For the last 5 years, Mr. Cook has been head of operations of an independent film and television production company in Hollywood.

Marcos M. De Mattos (age 31). Mr. De Mattos became Vice President of the Company on September 13, 2002. Mr. De Mattos has held positions in both venture capital firms as well as technology start-ups. Mr. De Mattos is the son of Carlos D. De Mattos (whose controlled company is the principal shareholder of the Company). Since January 2002, Marcos M. De Mattos has been an associate partner with such controlled company. Until 1998, Mr. De Mattos was earning his BBA degree from the University of San Diego, and between 1998 and 2002 he was employed by Venture Tech Funding Group and 24x7 Technology, Inc. in their corporate development departments.

During the year ended October 31, 2007, the Board of Directors held three meetings. During the year ended October 31, 2006, the Board of Directors held three meetings.

Each director holds office for a one-year term or until his successor has been elected and qualified at the annual meeting of the Company’s shareholders. The members of the Board of Directors serve without remuneration for service on the board. Corporate officers are appointed by the Board of Directors and serve at the discretion of the Board.

The Company’s officers, directors and beneficial owners of more than 10% of any class of its equity securities registered pursuant to Section 12 of the Securities Act of 1934 (“Reporting Persons”) are required to file reports of ownership and changes in beneficial ownership of the Company’s equity securities with the SEC. Copies of those reports must also be furnished to the Company. Based solely on a review of the copies furnished to the Company pursuant to that Act, the Company believes that during the year ended October 31, 2007 all filing requirements applicable to Reporting Persons were complied with.

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

The Audit Committee held one meetings during the fiscal year ended October 31, 2006.  William Barnett was appointed to the Audit Committee in 2006, and is presently a member of the committee together with John Dempsey and Ric Wake.  The Board of Directors has determined that John Dempsey is an “Audit Committee Financial Expert” for purposes of the SEC’s rules.  The Board believes that Mr. Dempsey meets the independence criteria set out in Rule 4200(a)(14) of the Marketplace Rules of the National Association of Securities Dealers and the rules and other requirements of the SEC.

The Compensation and Stock Option Committee sets compensation policy and administers the Company’s cash and equity incentive programs for the purpose of attraction and retaining skilled executives who will promote the Company’s business goals and build shareholder value.  The committee also administers the Company’s stock option plan.  The committee is also responsible for reviewing and making recommendations to the Board regarding all forms of compensation to be provided to the Company’s named executive officers, including stock compensation and bonuses.  The Compensation and Stock Option Committee did not meet during the fiscal year ended October 31, 2007.

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

Item 10.

Executive Compensation

The following table discloses the compensation paid or deferred to Gener8Xion Entertainment, Inc.’s executive officers during the years ended October 31, 2007and 2006:

SUMMARY COMPENSATION TABLE

Name and Principal Position				Awards		Payouts
				Restricted
			Other	Stock	Number of	Payments	All other
	Salary	Bonus	Compensation	Awards	Options	Payments	Compensation
Matthew Crouch,
CEO (1)
Fiscal 2007	$367,379
Fiscal 2006	308,888				1,155,000
Carlos De Mattos,
President (1)
Fiscal 2007	$262,413
Fiscal 2006	220,635				825,000
Richard Cook,
Executive V.P.(2)
Fiscal 2007	$151,031
Fiscal 2006	73,767				525,000
Marilyn Beaubien
CFO (2)
Fiscal 2007	$118,875
Fiscal 2006	83,317				375,000
Marcos M. De Mattos
Vice President (2)
Fiscal 2007	$104,965
Fiscal 2006	86,562				330,000

Currently the Registrant does not pay directors’ fees. The Registrant reimburses officers and directors for travel and other expenses incurred on behalf of Registrant. Registrant does not have a pension or profit sharing plan.

Option Plan

There were no options granted during the year ended October 31, 2007. The Board of Directors will determine the vesting rights of remaining options to be granted.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of October 31, 2007 certain information with respect to the beneficial ownership of the Common Stock of the Registrant concerning stock ownership by (i) each director, (ii) each executive officer, (iii) the directors and officers of the Registrant as a group, (iv) and each person known by the Registrant to own beneficially more than five percent (5%) of the Common Stock. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

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

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS	RELATIONSHIP TO COMPANY
Matthew Crouch
3400 W. Cahuenga Blvd.
Hollywood, CA 90068	9,955,000 (1)	46%	CEO, Director
Carlos D. De Mattos
1125 North Lindero Canyon Rd.
Suite A-8 #209
Westlake Village, CA 91362	3,299,689 (2) (3)	15%	Stockholder
Richard Cook
34413 Desert Road
Acton, CA 93510	820,833 (5)	4%	Exec VP
Marcos M. De Mattos
1855 Industrial St. Apt #610
Los Angeles, CA 90021	580,000 (4)	3%	Vice President
Marilyn Beaubien
6358 La Rocha Drive
Los Angeles, CA 90068	433,750 (6)	2%	CFO
Ric Wake
745 5 th Ave. Suite 800
New York, NY 10151	17,500 (7)	*	Director
John R. Dempsey
14724 Ventura Blvd., 6 th Floor
Sherman Oaks, CA 91403	37,500 (7)	*	Director
William B. Barnett
21550 Oxnard Street, Ste. 200
Woodland Hills , CA 91367	75,000(8)	*	Director
All officers and directors as a
Group (8 individuals)	15,219,272	70%

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

In September 2005, the Company’s Cinemills’ division occupied office and warehouse space under a three year lease for $4,400 per month from a company in which the President of the Company has a 50% interest. The lease, which was assumed as a component of the Cinemills acquisition, expired on October 31 2007. The lease was renewed for another three years at $4,840 per month with an expiration date of October 31, 2010. As of August 1, 2006 the Company relocated its corporate office to 2021 Lincoln Street, Burbank, CA, 91504, which houses its Cinemills’ division.

As of January 1, 2007, the Company leased 5,000 square feet of additional office and production space in Hollywood, California on a month to month lease at $8,500 per month, the first month and $6,000 the second month and $5,000 per month thereafter.

In 2002, the Company purchased lighting equipment for $200,000 and leased the equipment under an operating lease for a five year term to a company controlled by an officer of the Company. After the expiration of the lease, pursuant to the lease agreement, the Company sold the equipment to the lessee for its fair market value of $5,000. The Company incurred a loss on the sale of $42,832.26.

In December 2006 a short term advance was made to the Company by the president of the Company’s Cinemills division for working capital purposes. The balance at October 31, 2007 was $93,692. The advance is payable on demand and bears interest at a rate of 9% per year. The interest on the loan is paid monthly.

In April 2007 a short term loan of $150,000 was made to the Company by a company controlled by an officer of the Company for working capital purposes. The stated interest rate on the note was 7.750% per annum.  As of October 31, 2007, the loan of $150,000 and accrued interest of $1,539 was paid in full by the Company.

In November 2006 the Company signed an exclusive sales agreement with another California supplier (LEDZ, Inc.). The sales agreement with LEDZ, Inc. was revised in September 2007 and changed to a management sales and operational agreement whereby LEDZ will operate and sell its products from the Cinemills facilities, pay $4,000 per month to the company for the use of its facilities, and pay the Company an additional 20% commission on any net sales initiated by the efforts of the combined staff. In October 2007 the President of the Company made a loan in the amount of $112,000 to the two principals of LEDZ for the purposes of providing working capital to LEDZ.

Item 13.

Exhibits and Reports on Form 8-K

Exhibits:

31	Certification of CEO/CFO

32	Certification of CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

Form 8-K:

Form 8-K filed under date of March 6, 2007 with respect to change of independent accounting firms.

Item 14.

Principal Accountant Fees And Services

Audit Fees

The aggregate fees billed by Farber Hass Hurley & McEwen LLP, the Company's independent auditors, for the audit of the Company's annual consolidated financial statements and reviews of quarterly financial statements for the year ended October 31, 2007 was $75,566. The aggregate fees billed by Stonefield Josephson, Inc. for the year ended October 31, 2007 was $5,000.

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

Audit-related Fees

The aggregate fees billed by, Farber Hass Hurley & McEwen LLP, the Company’s independent auditors, for assurance and related services for the years ended October 31, 2007 was $1,375.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gener8Xion Entertainment, Inc.

Dated: February 13, 2008	By:	/s/ Matthew Crouch
Matthew Crouch
Chief Executive Officer

Dated: February 13, 2008	By:	/s/ Marilyn Beaubien
Marilyn Beaubien
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated:

Signature	Title	Date

/s/ Matthew Crouch	CEO/Director	February 13, 2008

/s/ Carlos D. De Mattos	President/Director	February 13, 2008

/s/ John R. Dempsey, Jr.	Director	February 13, 2008

/s/ William Barnett	Director	February 13, 2008

/s/ Ric Wake	Director	February 13, 2008