Form 10QSB
period 2008-01-31
Gener8xion Entertainment, Inc.
filed 2008-03-24
CIK 803034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: January 31, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

GENER8XION ENTERTAINMENT, INC.

 (Exact name of small business issuer as specified in its charter)

———————

Delaware	13-3341562
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2021 Lincoln Street, Burbank, CA 91504

 (Address of Principal Executive Office) (Zip Code)

(323) 874-9888

 (Issuer’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	✓	Yes		No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act).		Yes	✓	No

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer’s common equity outstanding as of March 13, 2008 was approximately 18,128,045 shares of common stock, par value $.01.
———————
Transitional Small Business Disclosure Format (check one):		Yes	✓	No

Gener8Xion Entertainment, Inc.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

1

Consolidated Balance Sheets – January 31, 2008 (unaudited) and October 31, 2007 (audited)

1

Consolidated Statements of Operations – Three months ended January 31, 2008 (unaudited)

and 2007 (unaudited)

2

Consolidated Statements of Cash Flows – Three months ended January 31, 2008 (unaudited)

and 2007 (unaudited)

3

Notes to Unaudited Consolidated Financial Statements

4

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

14

Item 3.     Controls and Procedures

16

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

17

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

17

Item 3.     Defaults Upon Senior Securities

17

Item 4.     Submission of Matters to a Vote of Security Holders

17

Item 5.     Other Information

17

Item 6.     Exhibits

17

SIGNATURES

18

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Gener8Xion Entertainment, Inc.

Consolidated Balance Sheets

	As of January 31, 2008	As of October 31, 2007

	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$322,856
Cash-restricted	209,722	207,681
Receivables (net of $5,000 reserve for doubtful accounts)	423,225	808,113
Inventory (includes $60,000 related party purchase)	632,467	630,761
Prepaid expenses and other current assets	75,200	45,056
Total current assets	1,340,614	2,014,466

Film costs (includes $60,000 related party purchase)	1,377,998	468,152

Equipment:
Production equipment	253,525	253,525
Other equipment	53,536	53,536
	307,061	307,061
Accumulated depreciation	(184,091)	(167,165)
Equipment, net	122,970	139,896

Total assets	$2,841,582	$2,622,514
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Bank overdraft	4,020	—
Line of credit	47,550	49,005
Accounts payable	1,016,168	570,322
Accrued liabilities	836,425	662,499
Accrued revenue participation	407,594	849,152
Accrued interest – prints and advertising	88,566	17,298
Advance from employee and officer	116,306	103,308
Loan payable - prints and advertising	991,998	600,000
Loan payable - other	150,000	10,000
Deferred income-other	171,150	141,150
Total current liabilities	3,829,777	3,002,734
Total liabilities	3,829,777	3,002,734

Commitments and contingencies (Note 2)	—	—

Stockholders' equity:
Preferred stock, $0.01 par value-5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value-50,000,000 shares authorized, 18,128,045 issued and outstanding	181,281	181,281
Additional paid-in capital	7,531,173	7,517,864
Accumulated deficit	(8,700,649)	(8,079,365)
Total stockholders' deficit	(988,195)	(380,220)
Total liabilities and stockholders' deficit	$2,841,582	$2,622,514

The accompanying notes are an integral part of these consolidated financial statements.

Gener8Xion Entertainment, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months ended January 31,
	2008	2007
Revenues
Rental income - related party	$—	$8,596
Production revenues	195,692	2,579,579
Sales - lighting products	183,189	179,349
Total revenues	378,881	2,767,524
Cost of revenues
Cost of lighting products	116,263	102,444
Cost of production	149,124	331,082
Depreciation on rental equipment	—	7,143
Total cost of revenues	265,387	440,669
Gross profit	113,494	2,326,856
General and administrative expenses	674,098	549,827
Loss from operations	(560,604)	1,777,029
Other income (expense)
Other miscellaneous income	12,000	—
Interest income	1,820	4,607
Interest expense	(74,500)	(404,620)
Total other income (expense)	(60,680)	(400,013)
Income (loss) before income tax expense	(621,284)	1,377,015
Income tax expense	—	800
Net income (loss)	$(621,284)	$1,376,215

Net loss per common share – basic and diluted	$(0.03)	$0.08

Weighted average common shares outstanding - basic and diluted	18,128,045	17,708,517

The accompanying notes are an integral part of these consolidated financial statements

Gener8Xion Entertainment, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended January31,
	2008	2007
Cash flows from Operating Activities:
Net income	$(621,284)	$1,376,215
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation	16,926	28,664
Stock based compensation expense	13,309	20,546
Changes in operating assets and liabilities
Receivables	384,888	(804,708)
Inventory	(1,706)	(57,234)
Film costs	(909,846)	34,490
Prepaid expenses and other current assets	(30,144)	(21,365)
Accounts payable	445,846	82,046
Accrued liabilities	173,926	77,622
Accrued participation costs	(441,558)	—
Accrued interest	71,268	407,614
Deferred income-other	30,000	(33,654)
Deferred income-related party	—	(8,596)
Net cash (used in) provided by operating activities	(868,375)	1,101,640
Cash flows from Investing Activity:
Cash - restricted	(2,041)	187,166
Net cash (used in) provided by investing activities	(2,041)	187,166
Cash flows from Financing Activities:
Advances from employee	12,998	53,959
Loan payable-prints and advertising	391,998	(1,689,113)
Bank overdraft	4,020	—
Net proceeds from note payable	140,000	—
Proceeds from line of credit	(1,456)	40,532
Proceeds from sale of common stock	—	104,000
Proceeds from common stock subscribed	—	60,000
Net cash provided by(used in) financing activities	547,560	(1,430,622)
Net decrease in cash	(322,856)	(141,816)
Cash at beginning of year	322,856	157,760
Cash at end of year	$—	$15,944

Supplemental Disclosure of Cash Flow Information
Cash paid for
Interest	$2,916	$324
Taxes	$—	$800

The accompanying notes are an integral part of these consolidated financial statements.

Gener8xion Entertainment, Inc.

Notes to Unaudited Consolidated Financial Statements

January 31, 2008

1. Nature of Operations and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements pursuant to Regulation S-B.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments, (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended January 31, 2008 are not necessarily indicative of operating results that may be expected for the year ending October 31, 2008. For further information, refer to the financial statements and footnotes included in the Company’s Form 10-KSB for the year ended October 31, 2007.

The consolidated financial statements include the accounts of Gener8Xion Entertainment, Inc. Its wholly owned subsidiary, Gyneco, Inc., is dormant and has no assets or liabilities. The subsidiary had no operations in fiscal 2008 and 2007.

The accompanying financial statements have been prepared on a going concern basis of accounting, in view of significant losses during fiscal 2007. The Company’s ability as a going concern will be dependent on its ability to generate sales and additional financing. Management believes that with anticipated additional financing, expected operation cash flows coming from the Cinemills division, expanded television production and revenue from film productions, the Company should be able to continue as a going concern for a reasonable period of time.

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

•

Persuasive evidence of an arrangement exists

•

Delivery has occurred

•

The price is fixed and determinable, and

•

Collectibility is reasonably assured

With respect to film revenues, the Company follows the guidance of SOP-00-2 to account for its film distribution and its television production and distribution revenue and costs. Under the guidance of SOP-00-2, paragraph 07, the Company should recognize revenue from a sale or licensing arrangement of a film when all of the following conditions are met:

•

Persuasive evidence of a sale or licensing arrangement with a customer exists.

•

The film or TV production is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery.

•

The license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale.

•

The arrangement fee is fixed or determinable.

•

Collection of the arrangement fee is reasonably assured.

If the Company does not meet any one of the preceding conditions, the Company defers recognizing revenue until all of the conditions are met. If a licensing arrangement covering a single film provides that an entity will receive a flat fee, then the amount of that fee is considered fixed and determinable. In such instances, the Company recognizes the entire amount of the license fee as revenue when it has met all of the other conditions of paragraph .07. The Company recognized film distribution revenue in the three months ended January 31, 2008.

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

Cash

For the purposes of the consolidated balance sheets and consolidated statements of cash flows, all highly liquid investments with original maturities of three months or less are considered cash equivalents. The Company maintains bank accounts with balances which, at times, may exceed federally insured limits. As of January 31, 2008 the bank account balances did not exceed this limit.

Restricted Cash

Restricted cash has been segregated in the financials as this cash has been restricted for the purpose of receiving loans from investors that were limited to investments in specific film projects, receiving revenue earned for the various markets the film was released in, and repaying those loans and related revenue participation costs directly associated with the film, “One Night with the King.” As of January 31, 2008 the restricted bank account balances of $209,722 are not insured the Federal Deposit Insurance Corporation. The Company has not experienced any losses on such accounts. The Company believes it is not exposed to any significant risk on bank deposit accounts

Accounts Receivable

Accounts receivable relating to film revenues is due from the various exhibitors. Payments are collected by an unaffiliated well known company (the Company’s sub distributor), who provides the Company a monthly report of earned film revenue and the related outstanding balance, and remitted to Gener8Xion Entertainment. Accounts receivables from retailers, etc. for DVD sales are subsequently collected by the Company’s sub distributor, another unaffiliated well known company, and remitted to the Company on a quarterly basis. Management believes that no allowance for bad debts was considered necessary for accounts receivable relating to the films, “One Night with the King” and “Noelle,” because the number of accounts was substantial with no individual account material. The major retailers, such as Target, Wal-Mart, and Best Buy, were well known and had a history of operations which led management to believe that no allowance was necessary.  Further, managements’ experience was that such receivables are paid within a year. Domestic theatrical, DVD, foreign, and ancillary market sales are reported to the Company by the sub distributor. The retailers and others are generally large companies with good payment history and management believed that no allowance was necessary.

The following table represents the composition of the accounts receivable balance at January 31, 2008 compared to the balance at October 31, 2007. The allowance for doubtful accounts is the Company’s best estimate of accounts receivable collectibility and requires management’s judgment. It is at least reasonably possible that the Company's estimate of the allowance for doubtful accounts will change in the near-term.

Name	As of January 31, 2008	As of October 31, 2007

One Night with the King	$246,247	$705,341
Noelle	41,390	-
Cinemills	140,588	107,772
Reserve for doubtful accounts	(5,000)	(5,000)

Net receivables	$423,225	$808,113

Inventory

The following table represents the composition of the inventory balance at January 31, 2008 compared to the balance at October 31, 2007. The cost of lighting parts and finished lighting equipment is stated at the lower of cost (first-in, first-out) or market. Based on management’s review of the Company’s inventories, it was determined that the majority of its inventories are not susceptible to obsolescence, and it was determined that no allowance was needed at this time.

	As of January 31, 2008	As of October 31, 2007

Cinemills lighting inventory	$632,467	$630,761

Total inventory	$632,467	$630,761

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

The components of film costs consist of the following:

	As of January 31, 2008	As of October 31, 2007

Film and Television costs in process	$156,434	$163,732
Film and Television costs in development	26,000	24,500
Film and Television projects completed but not amortized	1,135,564	219,920
Film and Television projects in library	60,000	60,000
Total film costs	$1,377,998	$468,152

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

Depreciation expense amounted to $16,926 for the quarter ended January 31, 2008, compared to $28,664 for quarter ended January 31, 2007.

Accounts Payable

Accounts payable included four major vendors that made up more than 50% of the outstanding balance of $1,016,168 at January 31, 2008.

Debt

In June 2006, the Company opened a line of credit with Santa Barbara Bank and Trust for a total amount of $50,000. The line of credit bears a variable interest rate of Wall Street Journal Prime plus 2.25%. As of January 31, 2008 the outstanding balance was $47,550. Accrued interest on the outstanding balance is paid monthly.

During the quarter ended October 31, 2007 and the quarter ended January 31, 2008, the Company entered into Prints and Advertising Loan Agreements with eight investors, whereby the Company received loans totaling $950,000 to finance the prints and advertising costs and expenses of the film “Noelle.” The Company is the principal distributor of the film. The film had its nationwide release on December 7, 2007. The terms of the loan agreement includes: the loan is to be repaid at 120% of the total principal amount no later than six months from the initial release date of the Film. As of January 31, 2008, the loan of $950,000 had accrued interest of $88,480.

During November 2007, the Company entered into Prints and Advertising Loan Agreements with two investors, whereby the Company received loans totaling $41,998 to finance the prints and advertising costs and expenses of the film “Lord Save Us From Your Followers.” The Company is the principal distributor of the film. The film is scheduled to be released during June of 2008. The terms of the loan agreement includes: the loan is to be repaid at 120% of the total principal amount no later than six months from the initial release date of the Film. As of January 31, 2008, the loan of $41,998 had accrued interest of $85.70.

During November 2007 Natrol, Inc, (Nasdaq: NTOL), a leading manufacturer and marketer of nationally branded nutritional products, and the Company executed a letter of intent for a strategic alliance to create a new Health and Wellness Division.  Natrol intends to exclusively license the “Living Pure” brand to Gener8Xion.

Natrol will assist GNXE in developing a Health and Wellness division and will provide products, services and strategy for Gener8Xion’s community of interest and target market.  Natrol will provide executive support services of the Natrol CEO, COO and CFO functions at no cost to Gener8Xion.  Other Natrol support and professional services, including, but not limited to, marketing, will be provided at cost plus ten percent (10%).  In consideration for the services to be provided by Natrol, Natrol may be entitled to up to two seats on the Company’s Board of Directors, the number of which will be decided prior to execution of a definitive written agreement, and may be entitled to participate in the day-to-day management of Gener8Xion, the extent of which will be decided prior to execution of a definitive written agreement.

In November 2007, the Company executed a convertible note with Natrol, Inc. in the amount of $150,000, convertible at Natrol’s option into 750,000 shares of common stock. The note is interest free and matures 180 days after the date of the Note, at which time Natrol shall have the option, at its sole and absolute discretion, to either be immediately paid the full amount of the Note or to receive the Shares.  If a definitive written agreement is entered into prior to the maturity date, Natrol shall forgive the debt represented by the Note in full and the above option will be cancelled.

In addition, Gener8Xion will issue to Natrol warrants, options or similar instruments (“Warrants”) to be determined equal to forty percent (40%) of the fully diluted capital of Gener8Xion, to be determined at a future date.  The Warrants will have a strike price of $0.80.

Commitments and Contingencies

In connection with a distributorship agreement with a major supplier of lighting and related products, the Company has entered into a purchase agreement committing to purchase $2,000,000 of lighting products per year, in exchange for exclusivity in the North American territory.  Due to a number of factors, this purchase commitment has not been fulfilled, and both parties are attempting to renegotiate the agreement.  The potential impact upon the Company’s lighting sales of the loss of this contract and/or exclusivity in North America would not have a material impact on the Company. During the quarter ended January 31, 2008, inventory from FilmGear represented 23% of total lighting equipment sales. Pending resolution of a renegotiation with FilmGear, the Company is currently making purchases from such supplier on an “as needed” basis.

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

Below is a schedule of common stock equivalents excluded from the dilutive earnings per share calculation due to their anti-dilutive affect.

	Options Outstanding at January 31, 2008	Exercise Price	Average Fair Value Per share as of January 31, 2008	Ending Price Per share as of January 31, 2008

Options Issued January 2005	472,000	$ 1.25	$ 0.36	$ 0.21
Options Issued January 2005	100,000	$ 2.00	$ 0.36	$ 0.21
Options Issued March 2006	3,210,000	$ 2.00	$ 0.36	$ 0.21

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

For the three months ended January 31, 2008, the Company recognized stock compensation expense of $13,309.

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

No stock options were issued for the three months ended January 31, 2008.  The total options outstanding at January 31, 2008 were 3,782,000 with a weighted average exercise price “WAEP” of $0.77 per share. Options exercisable at January 31, 2008 were 3,782,000 with a WAEP of $0.77 per share.

The following summarizes the activity of the Company’s stock options for the three months ended January 31, 2008:

	Shares	Weighted Average Exercise Price
Number of shares under option:
Outstanding at October 31, 2006	3,782,000	0.77
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at October 31, 2007	3,782,000	0.77
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at January 31, 2008	3,782,000	$0.77
Exercisable at January 31, 2008	3,782,000	$0.77

There was no intrinsic value with respect to the outstanding options as of January 31, 2008.

The total compensation expense recognized for the fair value of shares vested during the three-month period ended January 31, 2008 was $13,309 compared to $20,546 for the three month period ended January 31, 2007.

The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of options. There were no options granted during the quarter ended January 31, 2008 and quarter ended January 31, 2007.

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

Advertising

The company had advertising costs of $1,468 during quarter ended January 31, 2008 and $3,192 during quarter ended January 31, 2007. Advertising costs are expensed as incurred.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has continuing losses from operations.  These matters raise doubt about the Company’s ability to continue as a going concern.

New financing will be required to fund working capital and operations should the Company be unable to generate positive cash flow from operations in the near future.  The Company is exploring the possible sale of equity securities and/or debt financing, and believes that additional financing will be available under terms and conditions that are acceptable to the Company.  The Company is also anticipating revenue from its theatrical and DVD release of its motion pictures, “One Night with the King,” “Noelle” and “Lord Save Us From Your Followers.” However, there can be no assurance that additional financing will be available.  In the event financing is not available in the time frame required, the Company will be forced to reduce its rate of growth, if any, reduce operating expenses, curtail sales and marketing activities and reschedule research and development projects.  In addition, the Company might be required to sell certain of its assets or license its technologies to others.  These actions, while necessary for the continuance of operations during a time of cash constraints and a shortage of working capital, could adversely affect the Company’s business.

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

In December 2006 a short term advance was made to the Company by the president of the Company’s Cinemills division for working capital purposes. The balance at January 31, 2008 was $106,690. The advance is payable on demand and bears interest at a rate of 9% per year. The interest on the loan is paid monthly.

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

In September 2007 a short term loan of $46,097 was made to the Company by the president of the Company for working capital purposes. As of January 31, 2008 the outstanding balance owed to him was $9,616. No interest was incurred on this loan.

5. Accrued Liabilities

Accrued liabilities at January 31, 2008 consists the following:

Accrued compensation to officers and directors	$723,406
Other accrued compensation	5,062
Accrued vacation	27,763
Other accruals	80,194
Total	$836,425

6. Accrued Revenue Participation

The accrued revenue participation amount, which is based mainly on earned revenue as of January 31, 2008 on the distribution of the film, “One Night with the King,” consists of the following:

Investors	$289,499
Guilds residuals	82,163
Producers	35,932
Total	$407,594

7. Stockholders’ equity (deficit)

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

8. Deferred income

Deferred income at January 31, 2008 consisted of $171,150 on unearned income on television projects not yet completed.

9. Financial Reporting for Business Segments

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

	TV and Film Production and Corporate	Lighting Equipment	Combined

Total Assets	$2,066,638	$774,945	$2,841,583
Total Liabilities	3,412,362	417,415	3,829,777
Revenue	$195,692	$183,189	$378,881
Cost of sales	149,124	116,263	265,387
Operating Expenses	586,798	87,300	674,098
Operating Income (Loss)	$(552,230)	$(8,374)	$(560,604)

10. Subsequent Events

During February 2008, the Company entered into Prints and Advertising Loan Agreements with two investors, whereby the Company received loans totaling $28,000 to finance the prints and advertising costs and expenses of the film “Lord Save Us From Your Followers.” The Company is the principal distributor of the film. The film is scheduled to be released during June of 2008. The terms of the loan agreement includes: the loan is to be repaid at 120% of the total principal amount no later than six months from the initial release date of the Film.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion, other than historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including when and if the Company has significant operations. Consequently, actual results may vary from management’s expectations.

Results of operations for the three months ended January 31, 2008, as compared to the three months ended January 31, 2007.

Rental income amounted to $0 and $8,596 for the three month period ended January 31, 2008 and 2007, respectively. The rental agreement expired December 31, 2006 and was not renewed. The rental equipment was sold during the quarter ended April 30, 2007.

Revenue from lighting product sales amounted to $183,189 and $179,349 for the three months ended January 31, 2008 and 2007, respectively; related cost of sales amounted to $116,263 and $102,444 for each of the three month periods, respectively. The gross profit percentage was 37% for the three months ended January 31, 2008 compared to 43% for the three months ended January 31, 2007. The increase resulted principally from the Company currently selling products with higher gross margins during the quarter ended January 31, 2008.

Production revenue amounted to $195,692 for the three months ended January 31, 2008 compared to $2,579,579 for the three month ended January 31, 2007.

	January 31, 2008	January 31, 2007

ONWTK	$117,309	$2,492,492
Noelle	78,383	-
TV Production	-	87,087
Net production revenue	$195,692	$2,579,579

General and administrative expenses amounted to $674,098 for the three months ended January 31, 2008, an increase of $124,271 from the three months ended January 31, 2007 expenses of $549,827. The major reason for the increase was:

1.

Salary expense of $384,686 for the three months ended January 31, 2008 compared to $275,699 for the three months ended January 31, 2007.

Interest expense amounted to $74,500 for the quarter ended January 31, 2008, compared to $404,620 of interest expense for the quarter ended January 31, 2007. Interest expense relates mainly to borrowings for the print and advertising for the movies, “One Night with the King” and “Noelle.” The loan related to “One Night with the King” was repaid in June 2007.

The Company incurred net loss of $621,284 for the quarter ended January 31, 2008, compared to a net income of $1,376,215 for the quarter ended January 31, 2007. The loss is primarily due the decrease in film revenue earned on the release of the movie, “One Night with the King,” which was released in October of 2006.

Liquidity and Capital Resources

The Company’s current activities and operating expenses will require raising additional capital.

The Company’s primary source of liquidity has been funds earned from its production projects, funds earned from its Cinemills’ division and funds raised from private placements. The Company had a negative cash flow from operations of $868,375 for the three months ended January 31, 2008 compared to $1,101,640 cash provided by operating activities in the three ended January 31, 2007.

The Company had a negative cash flow from investing activities of $2,041 for the three month period ended January 31, 2008 compared to $187,166 cash provided by investing activities in the three months ended January 31, 2007.

During the three months ended January 31, 2008, the Company had positive cash flow of $547,560 from financing activities, which compares to $1,430,622 of negative cash flow during the same period in the prior year. This negative cash flow during the three months ended January 31, 2007 resulted from the partial repayment of the print and advertising loan on the movie, “One Night with the King.”

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

If we are unable to generate sufficient funds from current operations, including future revenues from the sale of DVD’s and from foreign and ancillary sales from “One Night with the King” and “Noelle,” and from the sale of lighting products, we will be unable to continue operations at its current level. We project that we will need to raise capital of approximately $3,000,000 to continue operations at its present level.

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

Item 3.

Controls and Procedures

As of January 31, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in the Securities Act of 1934 Rules 13a-14 (c) and 15d-14(c). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures as effective as of January 31, 2008.

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

Exhibit 31.1

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

GENER8XION ENTERTAINMENT, INC.

Dated: March 24, 2008	/s/ Matthew Crouch
Matthew Crouch, Chief Executive Officer

Dated: March 24, 2008	/s/ Marilyn Beaubien
Chief Financial Officer

18