Form 10QSB
period 2008-04-30
Gener8xion Entertainment, Inc.
filed 2008-07-11
CIK 803034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: April 30, 2008
Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number 0-15382

———————

GENER8XION ENTERTAINMENT, INC.

(Exact name as specified in its charter)

———————

Delaware	13-3341562
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

3400 Cahuenga Blvd, West Hollywood, CA 90068

(Address of principal executive office)

(323) 874-9888

(Registrant’s telephone number)

2021 Lincoln St., Burbank, CA 91504

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

Outstanding common stock, $.01 par value as of July 7, 2008: 18,128,045 shares

Transitional Small Business Disclosure Format (Check one):

Yes ☐   No ☒

Gener8Xion Entertainment, Inc.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
PAGES

Item 1.    Financial Statements.

3

Consolidated Balance Sheets  – April 30, 2008 (unaudited) and October 31, 2007
(audited)

3

Consolidated Statements Of Operations – Three months ended April 30, 2008
(unaudited) and 2007 (unaudited) and six months ended April 30, 2008
(unaudited) and 2007 (unaudited)

4

Consolidated Statements Of Cash Flows – Six months ended April 30, 2008
(unaudited) and 2007 (unaudited)

5

Notes To Unaudited Consolidated Financial Statements

7

Item 2.    Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

17

Item 3    Controls And Procedures

19

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

20

Item 2.    Unregistered Sales Of Equity Securities And Use Of Proceeds

20

Item 3.    Defaults Upon Senior Securities

20

Item 4.    Submission Of Matters To A Vote Of Security Holders

20

Item 5.    Other Information

20

Item 6.    Exhibits And Reports On Form 8-K

20

Signatures

21

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

Gener8Xion Entertainment, Inc.

CONSOLIDATED BALANCE SHEETS

	As of April 30, 2008	As of October 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$322,856
Cash-restricted	58,773	207,681
Receivables (net of $5,000 reserve for doubtful accounts – 2007)	771,057	808,113
Inventory (includes $60,000 related party purchase)	—	630,761
Prepaid expenses and other current assets	118,749	45,056
Total current assets	948,579	2,014,466

Film costs (includes $60,000 related party purchase)	939,257	468,152

Equipment:
Production equipment	253,525	253,525
Other equipment	32,723	53,536
	286,248	307,061
Accumulated depreciation	(181,994)	(167,165)
Equipment, net	104,254	139,896

Total assets	$1,992,090	$2,622,514

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Bank overdraft	$4,626	$—
Line of credit	—	49,005
Accounts payable	535,197	570,322
Accrued liabilities	870,704	662,499
Accrued revenue participation	744,928	849,152
Accrued interest	163,976	17,298
Advance from employee and officer	109,210	103,308
Loan payable - prints and advertising	1,019,998	600,000
Loan payable – other	150,000	10,000
Deferred income	464,150	141,150
Total current liabilities	4,062,789	3,002,734

Commitments and contingencies (Note 9)	—	—

Stockholders' equity:
Preferred stock, $0.01 par value-5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value -50,000,000 shares authorized, 18,128,045 issued and outstanding as of April 30, 2008 and October 31, 2007	181,281	181,281
Additional paid-in capital	7,533,834	7,517,864
Accumulated deficit	(9,785,814)	(8,079,365)

Total stockholders' deficit	(2,070,699)	(380,220)

Total liabilities and stockholders' deficit	$1,992,090	$2,622,514

The accompanying notes are an integral part of these consolidated financial statements.

Gener8Xion Entertainment, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
Continuing operations:
Revenues:
Rental income - related party	$—	$—	$—	$8,596
Production revenues	635,352	3,795,779	831,044	6,375,359
Total revenues	635,352	3,795,779	831,044	6,383,955
Cost of revenues:
Cost of production	781,107	3,061,510	930,230	3,392,592
Impaired film costs	84,683	—	84,683	—
Depreciation on rental equipment	—	—	—	7,143
Total cost of revenues	865,790	3,061,510	1,014,913	3,399,735
Gross profit (loss)	(230,438)	734,269	(183,869)	2,984,220
General and administrative expenses	389,592	687,784	976,388	1,129,067
Profit (loss) from operations	(620,030)	46,485	(1,160,257)	1,855,153
Other income (expense):
Loss on sale of equipment	—	(53,392)	—	(53,392)
Interest income	504	—	1,458	—
Interest expense	(75,727)	(390,164)	(147,014)	(789,954)
Total other income (expense)	(75,223)	(443,556)	(145,556)	(843,346)
Income (loss) before income tax expense	(695,253)	(397,071)	(1,305,813)	1,011,807
Income tax expense	800	180	800	980
Income (loss) from continuing operations	(696,053)	(397,251)	(1,306,613)	1,010,827
Discontinued Operations:
Loss from discontinued operations, net of income taxes	(388,068)	(58,527)	(399,836)	(90,390)
Net income (loss)	$(1,084,121)	$(455,778)	$(1,706,449)	$920,437

Per common share – basic and diluted:
Income (loss) before discontinued Operations	$(0.04)	$(0.02)	$(0.07)	$0.06
Loss from discontinued operations	(0.02)	(0.01)	(0.02)	(0.01)
Net income(loss)	(0.06)	(0.03)	(0.09)	0.05
Weighted average common shares outstanding - basic and diluted	18,128,045	18,128,045	18,128,045	17,937,260

The accompanying notes are an integral part of these consolidated financial statements.

Gener8Xion Entertainment, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended April 30,
	2008	2007
Continuing operations
Cash flows from Operating Activities:
Income (loss) before discontinued operations	$(1,306,613)	$1,010,827
Adjustments to reconcile income (loss) to net cash provided by (used for) operations:
Depreciation	29,371	33,988
Stock based compensation expense	13,309	5,754
Loss on sale of equipment	—	3,392
Impairment of film costs	84,683	—
Changes in operating assets and liabilities
Receivables	(65,716)	(814,524)
Inventory	—	(113,175)
Film costs	(555,788)	—
Prepaid expenses and other current assets	(12,791)	(42,927)
Accounts payable	194,517	(201,174)
Accrued liabilities	228,519	3,332,570
Accrued participation costs	(104,224)	—
Accrued interest	146,678	801,325
Deferred income	323,000	(161,250)
Deferred income-related party	—	(8,596)
Net cash (used for) provided by operating activities	(1,025,055)	3,846,210

Cash flows from Investing Activity:
Cash – restricted	148,908	416,043
Net book value of equipment sold, less loss on sale	—	5,000
Net cash provided by investing activities	148,908	421,043

Cash flows from Financing Activities:
Increase – advances from affiliates	5,902	145,000
Loan payable-prints and advertising	419,998	(5,132,113)
Bank overdraft	4,626	—
Net proceeds from note payable	140,000	—
Proceeds from sale of common stock	—	281,778
Net cash provided by(used for) financing activities	570,526	(4,705,335)
Net decrease in cash – continuing operations	(305,621)	(438,082)

Discontinued operations:
Cash flow from Operating activities
Loss from discontinued operations	(399,836)	(90,390)
Adjustments to reconcile loss to net cash provided by (used for) operations:
Loss on sale of assets	379,594	—
Depreciation	4,136	21,478
Changes in operating assets and liabilities:
Accounts receivable	(38,682)	(7,304)
Inventory	22,833	84,993
Prepaid expenses and other current assets	1,605	19,922
Accounts payable	2,338	194,895
Accrued liabilities	11,243	(26,882)

The accompanying notes are an integral part of these consolidated financial statements.

Gener8Xion Entertainment, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Six Months Ended April 30,
	2008	2007
Cash provided by (used in) operating activities	(16,769)	196,712
Cash provided by financing activities:
Loan payable – affiliates	—	64,247
Line of credit	(466)	39,047
Net cash provided (used in) financing activities	(466)	103,294
Net increase (decrease) in cash – discontinued operations	(17,235)	300,006

Net decrease in cash	(322,856)	(138,076)

Cash at beginning of year	322,856	157,760
Cash at end of period	$—	$19,684

Supplemental Disclosure of Cash Flow Information

Cash paid for
Interest:
Continuing operations	—	—
Discontinued operations	$6,807	$2,304
Taxes	—	—
Continuing operations	$800	$800
Discontinued operations	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Gener8Xion Entertainment, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2008

1.

Nature of Operations and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements pursuant to Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended April 30, 2008 are not necessarily indicative of operating results that may be expected for the year ending October 31, 2008. For further information, refer to the financial statements and footnotes included in the Company’s Form 10-K for the year ended October 31, 2007.

The consolidated financial statements include the accounts of Gener8Xion Entertainment, Inc. its wholly owned subsidiary, Gyneco, Inc., which is dormant and has no assets or liabilities. The subsidiary had no operations in fiscal 2007 and 2008.

The accompanying financial statements have been prepared on a going concern basis of accounting, in view of significant losses during fiscal 2007. The Company’s ability as a going concern will be dependent on its ability to generate sales and additional financing. Management believes that with anticipated additional financing and expanded television production and revenue from film productions, the Company should be able to continue as a going concern for a reasonable period of time.

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

–

Persuasive evidence of an arrangement exists

–

Delivery has occurred

–

The price is fixed and determinable, and

–

Collectibility is reasonably assured

With respect to film revenues, the Company follows the guidance of SOP-00-2 to account for its film distribution and its television production and distribution revenue and costs. Under the guidance of SOP-00-2, paragraph 07, the Company should recognize revenue from a sale or licensing arrangement of a film when all of the following conditions are met:

–

Persuasive evidence of a sale or licensing arrangement with a customer exists.

–

The film or TV production is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery.

–

The license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale.

Gener8Xion Entertainment, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

APRIL 30, 2008

2.

Summary of Significant Accounting Policies (Continued)

–

The arrangement fee is fixed or determinable.

–

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

Film Costs

Film costs include the costs of licensing distribution rights and film development and production costs. Film costs are stated at the lower of unamortized cost or market. In accordance with Statement of Position (“SOP”) 00-2 “Accounting by Producers or Distributors of Films”, film costs are amortized using the film-forecast-computation method. Utilizing this method, costs are amortized based on the ratio of actual current period gross revenues to estimated remaining total lifetime revenues. These estimates are reviewed by management periodically. Amortization is included in cost of goods sold in the Statements of Income. During the quarter ending April 30, 2008, management revised its estimate of ultimate revenue for the film “Lord Save of Us From Your Followers.” This resulted in an impairment charge of $84,683 to film costs.

The components of film costs consist of the following:

	As of April 30, 2008	As of October 31, 2007

Film and Television costs in process	—	$163,732

Film and Television costs in development	$105,492	24,500
Film and Television projects completed but not amortized	677,445	219,920

Film and Television projects in library	156,320	60,000

Total film costs	$939,257	$468,152

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

Cash

For the purposes of the consolidated balance sheets and consolidated statements of cash flows, all highly liquid investments with original maturities of three months or less are considered cash equivalents. The Company maintains bank accounts with balances which, at times, may exceed federally insured limits. As of April 30, 2008 the bank account balances did not exceed this limit.

Gener8Xion Entertainment, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

APRIL 30, 2008

2.

Summary of Significant Accounting Policies (Continued)

Restricted Cash

Restricted cash has been segregated in the financials as this cash has been restricted for the purpose of receiving loans from investors that were limited to investments in specific film projects, receiving revenue earned for the various markets the film was released in, and repaying those loans and related revenue participation costs directly associated with the film, “One Night with the King.” The Company has not experienced any losses on such accounts. The Company believes it is not exposed to any significant risk on bank deposit accounts.

Accounts Receivable

Accounts receivable relating to film revenues is due from the various exhibitors. Payments are collected by an unaffiliated well known company (the Company’s sub distributor), who provides the Company a monthly report of earned film revenue and the related outstanding balance, for remittance to Gener8Xion Entertainment. Accounts receivables from retailers, etc. for DVD sales are subsequently collected by the Company’s sub distributor, another unaffiliated well known company, and remitted to the Company on a quarterly basis. Management believes that no allowance for bad debts was considered necessary for accounts receivable relating to the films, “One Night with the King” and “Noelle,” because the number of accounts was substantial with no individual account material. The major retailers, such as Target, Wal-Mart, and Best Buy, were well known and had a history of operations which led management to believe that no allowance was necessary. Further, managements’ experience was that such receivables are paid within a year; domestic theatrical, DVD, foreign, and ancillary market sales are reported to the Company by the sub distributor. The retailers and others are generally large companies with good payment history and management believed that no allowance was necessary.

The following table represents the composition of the accounts receivable balance at April 30, 2008 compared to the balance at October 31, 2007. The allowance for doubtful accounts is the Company’s best estimate of accounts receivable collectibility and requires management’s judgment. It is at least reasonably possible that the Company's estimate of the allowance for doubtful accounts will change in the near-term.

Name	As of April 30, 2008	As of October 31, 2007

One Night with the King	$756,057	$705,341
T.V. Production	15,000	—
Cinemills	—	107,772
Reserve for doubtful accounts		(5,000)

Net receivables	$771,057	$808,113

Inventory

Inventory at October 31, 2007 consisted of Cinemills lighting inventory. The cost was stated at the lower of cost (first-in, first-out) or market. The inventory of lighting parts and finished lighting equipment was sold, along with the other assets of the Cinemills division on May 1, 2008 and is included in assets of discontinued operations in the accompanying balance sheet at April 30, 2008 (see note 8).

Gener8Xion Entertainment, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

APRIL 30, 2008

2.

Summary of Significant Accounting Policies (Continued)

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

Depreciation expense amounted to approximately $34,000 for the six months ended April 30, 2008 compared to approximately $55,000 for the six months ended April 30, 2007. Approximately $4,000 in each period related to the discontinued Cinemills division (see note 8).

Debt

In June 2006, the Company opened a line of credit with Santa Barbara Bank and Trust for a total amount of $50,000. The line of credit bears a variable interest rate of, Wall Street Journal Prime plus 2.25%. As of April 30, 2008 the outstanding balance was approximately $48,000 and is included in the assets, net of assumed liabilities of the discontinued Cinemills operations (see note 8).

During the quarter ended October 31, 2007 and the quarter ended January 31, 2008, the Company entered into Prints and Advertising Loan Agreements with eight investors, whereby the Company received loans totaling $950,000 to finance the prints and advertising costs and expenses of the film “Noelle.” The Company is the principal distributor of the film. The film had its nationwide release on December 7, 2007. The terms of the loan agreement includes: the loan is to be repaid at 120% of the total principal amount no later than six months from the initial release date of the Film. As of April 30, 2008, the loan has a balance of $950,000 and accrued interest of $160,471.

During November 2007, the Company entered into Prints and Advertising Loan Agreements with two investors, whereby the Company received loans totaling $41,998 to finance the prints and advertising costs and expenses of the film “Lord Save Us From Your Followers.” The terms of the loan agreement include: the loan is to be repaid at 120% of the total principal amount no later than six months from the initial release date of the Film. As of April 30, 2008 the loan had a balance of $69,998 and accrued interest of $3,822. Although the film was initially scheduled to be released and distributed by the Gener8Xion during June of 2008, the Company and the producers of “Lord Save Us From Your Followers” agreed to terminate and mutually release each other of and from all rights, obligations, and liabilities under the Distribution Agreement, effective June 6, 2008. As a result of the mutual release agreement, the Company is no longer liable for approximately $165,000 of post production costs.

During November 2007 Natrol, Inc, (Nasdaq: NTOL), a leading manufacturer and marketer of nationally branded nutritional products, and the Company executed a letter of intent for a strategic alliance to create a new Health and Wellness Division. Natrol intends to exclusively license the “Living Pure” brand to Gener8Xion.

Gener8Xion Entertainment, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

APRIL 30, 2008

2.

Summary of Significant Accounting Policies (Continued)

Natrol will assist Gener8Xion, Inc. in developing a Health and Wellness division and will provide products, services and strategy for Gener8Xion’s’s community of interest and target market. Natrol will provide executive support services of the Natrol CEO, COO and CFO functions at no cost to Genera8xion. Other Natrol support and professional services, including, but not limited to, marketing, will be provided at cost plus ten percent (10%). In consideration for the services to be provided by Natrol, Natrol may be entitled to up to two seats on the Company’s Board of Directors, the number of which will be decided prior to execution of a definitive written agreement, and may be entitled to participate in the day-to-day management of Gener8Xion, the extent of which will be decided prior to execution of a definitive written agreement.

In November 2007, the Company executed a convertible note with Natrol, Inc. in the amount of $150,000, convertible at Natrol’s option into 750,000 shares of common stock. The note is interest free and matures 270 days after the date of the Note, at which time Natrol shall have the option, at its sole and absolute discretion, to either be immediately paid the full amount of the Note or to receive the Shares. If a definitive written agreement is entered into prior to the maturity date, Natrol shall forgive the debt represented by the Note in full and the above option will be cancelled.

In addition, Gener8Xion will issue to Natrol warrants, options or similar instruments (“Warrants”) to be determined equal to forty percent (40%) of the fully diluted capital of Gener8xion, to be determined at a future date. The Warrants will have a strike price of $80.

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

Common stock equivalents, consisting of stock options for the purchase of 3,782,000 shares of common stock (3,210,000 issued year ended October 31, 2006 and 572,000 issued year ended October 31, 2005), have been excluded from the diluted weighted average shares for the three months ended April 30, 2008 because their effect is anti-dilutive.

Below is a schedule of common stock equivalents excluded from the dilutive earnings per share calculation due to their anti-dilutive affect.

	Options Outstanding at April 30, 2008	Exercise Price	Average Fair Value Per share as of April 30, 2008	Ending Price Per share as of April 30, 2008

Options Issued January 2005	472,000	$ 1.25	$ 0.36	$ 0.21
Options Issued January 2005	100,000	$ 2.00	$ 0.36	$ 0.21
Options Issued March 2006	3,210,000	$ 2.00	$ 0.36	$ 0.21

Gener8Xion Entertainment, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

APRIL 30, 2008

2.

Summary of Significant Accounting Policies (Continued)

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

For the six months ended April 30, 2008, the Company recognized stock compensation expense of approximately $13,000.

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

No stock options were issued for the six months ended April 30, 2008. The total options outstanding at April 30, 2008 were 3,782,000 with a weighted average exercise price “WAEP” of $0.77 per share. Options exercisable at April 30, 2008 were 3,782,000 with a WAEP of $0.77 per share.

Gener8Xion Entertainment, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

APRIL 30, 2008

2.

Summary of Significant Accounting Policies (Continued)

The following summarizes the activity of the Company’s stock options for the six months ended April 30, 2008:

	Shares	Weighted Average Exercise Price
Number of shares under option:
Outstanding at October 31, 2006	3,782,000	0.77
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at October 31, 2007	3,782,000	0.77
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at April 30, 2008	3,782,000	$ 0.77
Exercisable at April 30, 2008	3,782,000	$ 0.77

There was no intrinsic value with respect to the outstanding options as of April 30, 2008.

The total compensation expense recognized for the fair value of shares vested during the six-month period ended April 30, 2008 was approximately $13,309 compared to approximately $36,000 for the six month period ended April 30, 2007.

The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of options. There were no options granted during the six months ended April 30, 2008 and April 30, 2007.

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

Advertising

Advertising costs are minimal and are expensed as incurred.

Gener8Xion Entertainment, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

APRIL 30, 2008

2.

Summary of Significant Accounting Policies (Continued)

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has continuing losses from operations. These matters raise doubt about the Company’s ability to continue as a going concern.

New financing will be required to fund working capital and operations should the Company be unable to generate positive cash flow from operations in the near future. The Company is exploring the possible sale of equity securities and/or debt financing, and believes that additional financing will be available under terms and conditions that are acceptable to the Company. However, there can be no assurance that additional financing will be available. In the event financing is not available in the time frame required, the Company will be forced to reduce its rate of growth, if any, reduce operating expenses, curtail sales and marketing activities and reschedule research and development projects. On May 1, 2008 the Company sold the assets of its Cinemills division for the assumption of debt and $75,000 cash (collected May 1, 2008). In addition, the Company might be required to sell certain of its other assets or license its technologies to others. These actions, while necessary for the continuance of operations during a time of cash constraints and a shortage of working capital, could adversely affect the Company’s business.

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

4.

Related Party Transactions

The Company rented premises from a company controlled by its principal shareholder/Chairman/CEO for $12,000 per month under a six month lease which expired in April 2005 and continued thereafter on a month to month basis until April 30, 2006. As of May 1, 2006, the Company relocated to smaller offices and signed a new month to month lease with its principal shareholder for $1,000 per month. On August 1, 2006, the Company moved its corporate offices to its Cinemills’ location in Burbank, California. In April 2008, the Company’s corporate office relocated back to its prior location in smaller offices.

In September 2005, the Company’s Cinemills’ division occupied office and warehouse space under a three year lease for $4,400 per month from a company in which the President of the Company has a 50% interest. The lease, which was assumed as a component of the Cinemills acquisition, expired on October 31 2007. The lease was renewed for another three years at $4,840 per month with an expiration date of October 31, 2010. The Company was released from its obligation under this lease in connection with the sale of Cinemills’ assets.

Gener8Xion Entertainment, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

APRIL 30, 2008

4.

Related Party Transactions (Continued)

In December 2006 a short term advance was made to the Company by the president of the Company’s Cinemills division for working capital purposes. The balance at April 30, 2008 was $105,594. The advance is payable on demand and bears interest at a rate of 9% per year. The interest on the loan is paid monthly.

In September 2007 a short term loan of $46,097 was made to the Company by the president of the Company for working capital purposes. As of April 30, 2008 the outstanding balance owed to him was $3,616. No interest was incurred on this loan.

5.

Accrued Liabilities

Accrued liabilities at April 30, 2008 consists the following:

Accrued compensation	$840,472

Accrued vacation	30,232
Total	$870,704

6.

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

7.

Deferred income

Deferred income at April 30, 2008 primarily consisted of $444,150 on unearned income on television projects not yet completed.

8.

Discontinued Operations

In April 2008, the Company entered into an agreement (closed May 1, 2008) with Venley Star USA, whereby Gener8Xion Entertainment, Inc. sold all the assets and operations of its Lighting Equipment segment (doing business as Cinemills) for $375,000 of which $300,000 of liabilities were assumed by Venley Star. The Company is liable for the payment of the liabilities assumed by the buyer until those liabilities are paid in full. During the three months ended April 30, 2008, the Company realized a loss from discontinued operations of $388,068, which includes the loss on disposal of $379,594 from the disposition of Cinemills.  The operations of Cinemills for all periods presented in the accompanying consolidated financial statements are shown as discontinued operations. As a result of the sale, the Company’s TV and Film Production, consisting of the financing, production, distribution and development of family based feature films, episodic television shows, animated features and documentaries, now represent its continuing operations.

Gener8Xion Entertainment, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

APRIL 30, 2008

8.

Discontinued Operations (Continued)

The operations of Cinemills are summarized as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
Sales	$226,895	$263,219	$422,084	$442,568
Cost of sales	138,251	162,575	254,514	265,019
Gross profit	88,644	100,644	167,570	177,549
Operating expenses	93,524	157,019	181,004	265,563
Interest expense	3,594	2,152	6,808	2,376
Loss on sale of assets	379,594		379,594
Total costs and expenses	476,712	159,171	567,406	267,939
Net loss	$(388,068)	$(58,527)	$(399,836)	$(90,390)

The carrying amount of the assets and liabilities related to the discontinued operations included in the October 31, 2007 balance sheet is as follows:

Balance Sheet –October 31 2007

Assets:
Cash	$4,053
Receivables	102,772
Inventory	630,761
Other current assets	14,097
Total Current Assets	751,683
Equipment	6,271
Total Liabilities	$757,954
Liabilities:
Accounts Payable	$229,642
Accrued Expenses	20,315
Line of Credit	49,005
Total Current Liabilities	$298,962

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion, other than historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including when and if the Company has significant operations. Consequently, actual results may vary from management’s expectations.

Results of continuing operations for the three months and six months ended April 30, 2008, as compared to the three months and six months ended April 30, 2007.

Rental income amounted to $0 and $8,596 for the six months ended April 30, 2008 and 2007. There was no rental income in the three month periods ended April 30, 2008 or 2007. The rental agreement expired December 31, 2006 and was not renewed. The rental equipment was sold during the quarter ended April 30, 2007.

Production revenue amounted to $635,352 for the three months and 831,044 for the six months ended April 30, 2008, compared to 3,795,779 for the three months and 6,375,359 for the six months ended April 30, 2007.

The following summarizes revenues for the six month periods:

	April 30, 2008	April 30, 2007

ONWTK	$720,575	$6,067,925
Noelle	93,885	0
TV Production	16,584	307,434
Net production revenue	$831,044	$6,375,359

Cost of production amounted to $781,107 (three months ended April 30, 2008) and $930,230 (six months ended April 30, 2008) compared to $3,061,510 and $3,392,592 for the same period last year. These costs related primarily to ONWTK. Impaired film costs of $84,683 were written off in the three months ended April 30, 2008 – there was no comparable write off in the prior year.

General and administrative expenses amounted to $389,592 for the three months ended April 30, 2008, a decrease of $298,192 from the three months ended April 30, 2007 expenses of $687,784. For the six months ended April 30, 2008 and 2007 such expenses amounted to $976,388 and $1,129,067, a decrease of $152,679. A major reason for the decrease was the reduction of salary expense which was $316,655 (three months ended April 30, 2008), $723,367 (six months April 30, 2008), $381,762 (three months April 30, 2007) and $676,002 (six months April 30, 2007).

Interest expense amounted to $75,727 and $147,014 for the three and six months ended April 30, 2008, respectively. This compares to $390,164 and $789,954 for the comparable periods in the prior year. Interest expense relates mainly to borrowings for the print and advertising for the movies, “One Night with the King” and “Noelle.” The loan related to “One Night with the King” was repaid in June 2007.

The Company’s continuing operations incurred a loss of $696,053 for the quarter and $1,306,613 for the six months ended April 30, 2008. This compares to loss of $397,251 for the three months ended April 30, 2007 and income of $1,010,827 for the comparable period of the prior year. The loss is primarily due the decrease in film revenue earned on the release of the movie, “One Night with the King,” which was released in October of 2006.

Results of operations of the Company’s discontinued operations for the three months and six months ended April 30, 2008 compared to 2007.

Sales were $226,895 (three months April 30, 2008) and $422,084 (six months ended April 30, 2008) compared to $263,219 (three months April 30, 2007) and $442,568 (six months April 30, 2007). Gross profit amounted to $88,644 and $167,570 for the three months and six months ended April 30, 2008, compared to $100,644 and $177,549 for the three and six month periods ended April 30, 2007. The gross profit percentages did not vary significantly during those periods.

Operating expenses were $93,524 and $181,004 (three and six months ended April 30, 2008), compared to $157,019 and $265,563 for the same periods in the prior year. The reduction of expenses was primarily from reduced salary expense.

In the three months ended April 30, 2008 the Company recorded a loss of $379,594 on the sale of all the operating assets and operations of the Cinemills division.

The discontinued operations had losses of $388,068 and $399,836 for the three months and six months ended April 30, 2008, and $58,527 and $90,390 for the three and six months ended April 30, 2007.

Liquidity and Capital Resources

The Company’s current activities and operating expenses will require raising additional capital.

The Company’s primary source of liquidity has been funds earned from its production projects, funds earned from its Cinemills’ division (which was discontinued effective April 30, 2008) and funds raised from private placements. The Company had a negative cash flow from continuing operations of $1,025,055 for the six months ended April 30, 2008 compared to $3,846,211 cash provided by operating activities in the three ended April 30, 2007. Operations of the discontinued operation had negative cash flow of $16,769 for the six months ended April 30, 2008 and positive cash flow of $196,712 for the six months ended April 30, 2007.

 The Company had a positive cash flow from investing activities of $148,908 for the six month period ended April 30, 2008 compared to $421,043 in the six months ended April 30, 2007.

During the six months ended April 30, 2008, the Company had positive cash flow of $570,526 – continuing operations and negative cash flow of $466 – discontinued operations from financing activities, which compares to $4,705,335 of negative cash flow- continuing operations and positive cash flow of $103,294 – discontinued operations during the same period in the prior year. This negative cash flow during the six months ended April 30, 2007 resulted from the partial repayment of the print and advertising loan on the movie, “One Night with the King.”

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

If we are unable to generate sufficient funds from current operations, including future revenues from the sale of DVD’s and from foreign and ancillary sales from “One Night with the King” and “Noelle,” we will be unable to continue operations at its current level. We project that we will need to raise capital of approximately $3,000,000 to continue operations at its present level.

New financing will be required to fund working capital and operations should the Company is unable to generate positive cash flow from operations in the near future. The Company is exploring the possible sale of equity securities and/or debt financing, and believes that additional financing will be available under terms and conditions that are acceptable to the Company. In the event financing is not available in the time frame required, the Company will be forced to reduce its rate of growth, if any, reduce operating expenses, curtail sales and marketing activities and reschedule research and development projects. In addition, the Company might be required to sell certain of its assets or license its technologies to others. These actions, while necessary for the continuance of operations during a time of cash constraints and a shortage of working capital, could adversely affect the Company’s business.

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

Item 3

Controls and Procedures

As of April 30, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in the Securities Act of 1934 Rules 13a-14 (c) and 15d-14(c). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are not effective as of April 30, 2008.

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

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.

Other Information

None

Item 6.

Exhibits and Reports on Form 8-K

None

Exhibit 31.1 – Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

Exhibit 31.2 – Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

Exhibit 32.1 – Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

GENER8XION ENTERTAINMENT, INC.

Dated: July 10, 2008	/s/ MATTHEW CROUCH
Matthew Crouch, Chief Executive Officer

Dated: July 10, 2008	/s/ RICHARD COOK
Chief Financial Officer

21